Form 10-Q
period 1999-03-31
ANTHONY CRANE RENTAL LP
filed 1999-05-14
CIK 1070313

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from         to        Commission file number:

                          ANTHONY CRANE RENTAL, L.P.
            (Exact Name of Registrant as Specified in Its Charter)

             Pennsylvania                            25-1739175
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

                             1165 Camp Hollow Road
                            West Mifflin, PA 15122
                   (Address of Principal Executive Offices)

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

                               Yes  X   NO
                                    ---    ---

  Aggregate market value of voting partnership interests held by non-affiliates as of May 14, 1999 not applicable.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q. [X]

  Number of common partnership interests outstanding as of May 14, 1999: 100

  Documents incorporated by reference: None

                          ANTHONY CRANE RENTAL, L.P.

                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

                                    Part I

                                                                                                Page
                                                                                                ----
Item 1  Index to Financial Statements..........................................................   2
Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations..  15

                                    Part II
Item 1  Legal Proceedings......................................................................  19
Item 2  Changes in Securities..................................................................   *
Item 3  Defaults Upon Senior Securities........................................................   *
Item 4  Submission of Matters to a Vote of Security Holders....................................   *
Item 5  Other Information......................................................................  20
Item 6  Index to Exhibits and Reports on Form 8-K..............................................  20
        Signatures.............................................................................  21

--------
* Item not applicable to the Registrant for this filing on Form 10-Q.

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

                                     PART I

ITEM 1. INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Condensed Consolidated Balance Sheets--March 31, 1999 (Unaudited) and
 December 31, 1998.......................................................   3
Condensed Consolidated Statements of Operations for the Quarters Ended
 March 31, 1999 and 1998 (Unaudited).....................................   4
Condensed Consolidated Statements of Cash Flows for the Quarters Ended
 March 31, 1999 and 1998 (Unaudited).....................................   5
Notes to Condensed Consolidated Financial Statements.....................   6

                           ANTHONY CRANE RENTAL, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        March 31,  December 31,
                                                          1999         1998
                                                       ----------- ------------
                                                       (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents...........................  $  5,214     $  5,633
  Trade accounts receivable, net of allowance for
   doubtful accounts
   of $1,795 at March 31 and $1,500 at December 31....    31,454       27,774
  Other receivables...................................     2,127        2,192
  Prepaid expenses and deposits.......................     2,243        1,382
                                                        --------     --------
    Total current assets..............................    41,038       36,981
  Rental equipment, net...............................   313,673      282,679
  Property and equipment, net.........................    52,477       50,368
  Intangible assets, net..............................     4,583        3,334
  Debt issuance costs, net............................    16,541       16,801
  Other assets........................................       480          497
                                                        --------     --------
    Total assets......................................  $428,792     $390,660
                                                        ========     ========
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
  Cash overdraft......................................  $    --      $  1,195
  Accounts payable--trade.............................    13,387        7,890
  Accrued interest....................................     4,696        9,216
  Accrued wages and employee benefits.................     2,295        2,258
  Accrued taxes, other than income taxes..............     4,302        4,430
  Other accrued liabilities...........................     1,101        1,897
  Current portion of obligation under capital leases..       408           94
                                                        --------     --------
    Total current liabilities.........................    26,189       26,980
  Long-term debt, less current portion (Note 5).......   389,867      353,000
  Long-term obligation under capital leases...........     3,237          772
  Other non-current liabilities.......................     2,514        1,684
                                                        --------     --------
    Total liabilities.................................   421,807      382,436
                                                        --------     --------
Partners' capital:
  Holdings capital....................................    10,886       12,115
  Accumulated other comprehensive income..............        49           59
  Related party receivables...........................    (3,950)      (3,950)
                                                        --------     --------
    Total partners' capital...........................     6,985        8,224
                                                        --------     --------
Total liabilities and partners' capital...............  $428,792     $390,660
                                                        ========     ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the quarters ended March 31, 1999 and 1998
                                 (In thousands)

                                                                Quarter Ended
                                                                  March 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
                                                                 (Unaudited)
Revenues:
  Equipment rentals........................................... $46,267  $43,581
  Equipment sales.............................................   2,635    4,882
                                                               -------  -------
    Total revenues............................................  48,902   48,463
                                                               -------  -------
Cost of revenues:
  Cost of equipment rentals...................................  29,696   26,816
  Cost of equipment sales.....................................   1,820    4,096
                                                               -------  -------
    Total cost of revenues....................................  31,516   30,912
                                                               -------  -------
Gross profit..................................................  17,386   17,551
Selling, general and administrative expenses..................   9,614    9,445
                                                               -------  -------
Income from operations........................................   7,772    8,106
Interest expense..............................................   8,830    4,215
Other income expense, net.....................................       2     (673)
                                                               -------  -------
Income (loss) before taxes....................................  (1,060)   4,564
                                                               -------  -------
Provision for state taxes.....................................     101       60
                                                               -------  -------
Net (loss) income............................................. $(1,161) $ 4,504
                                                               =======  =======



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                              Quarter Ended
                                                                March 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                               (Unaudited)
Net cash (used in) provided by operating activities........ $ (7,624) $  2,146
                                                            --------  --------
Cash flows from investing activities:
  Cash paid for business acquisitions, net of cash
   acquired................................................   (8,127)      --
  Proceeds from sale of fixed assets, including rental
   equipment...............................................    3,752     3,487
  Proceeds from sale of property...........................      --      6,055
  Capital expenditures.....................................  (21,702)  (22,110)
  Other....................................................      --        (60)
                                                            --------  --------
    Net cash used in investing activities..................  (26,077)  (12,628)
                                                            --------  --------
Cash flows from financing activities:
  Change in cash overdraft.................................   (1,195)      --
  Proceeds from issuance of debt...........................   35,000    15,000
  Payments under capital leases............................      (25)      (22)
  Expenditures for debt issuance costs and other
   intangibles.............................................     (498)     (689)
  Partner withdrawals......................................      --     (2,951)
                                                            --------  --------
    Net cash provided by financing activities..............   33,282    11,338
                                                            --------  --------
Net (decrease) increase in cash and cash equivalents.......     (419)      856
Cash and cash equivalents, beginning of period.............    5,633     4,375
                                                            --------  --------
Cash and cash equivalents, end of period................... $  5,214  $  5,231
                                                            ========  ========
Noncash investing and financing activities:
  Expenditures for rental equipment purchases included in
   accounts payable........................................ $ 10,970  $  4,356
                                                            ========  ========
  Receivable from sale of property......................... $    --   $    520
                                                            ========  ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ANTHONY CRANE RENTAL, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)

1. Description of Business

  Anthony Crane Rental, L.P. (the "Partnership"), and its subsidiaries are engaged in the rental of cranes and other heavy equipment primarily for industrial maintenance and construction to a variety of companies in the petrochemical, paper, steel, utility, mining and multiple other industries. The Partnership provides twenty-four hour service, seven days a week to customers principally in the United States. The Partnership also sells new and used equipment to commercial construction, industrial and residential users. Effective July 22, 1998, as part of the Company's Recapitalization (see Note
4), the Company became 99% directly-owned by Anthony Crane Rental Holdings, L.P., (Holdings) (a former subsidiary of the Company which has no current operations other than through the Company).

2. Basis of Presentation

  The condensed consolidated financial statements include the accounts of the Partnership and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 The accompanying condensed consolidated financial statements of Anthony Crane Rental, L.P. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. During interim periods, the Partnership follows the accounting policies set forth in its Annual Report on 10-K (the "Form 10-K") filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Form 10-K when reviewing interim financial results.

  In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair statement of the results of operations of these interim periods have been included. The net loss for the quarter ended March 31, 1999 is not necessarily indicative of the results to be expected for the full fiscal year. The Management Discussion and Analysis, which follows these notes, contains additional information on the results of operations and financial position of the Company. These comments should be read in conjunction with these financial statements.

3. Cash Flow Statement

  Supplemental cash flow information with respect to the acquisition discussed in Note 6 was as follows:

  Fair value of assets acquired, net of cash acquired..................  13,622
  Fair value of liabilities assumed....................................  (4,995)
  Note payable to seller...............................................    (500)
                                                                        -------
  Cash paid for acquisition............................................ $ 8,127
                                                                        =======

4. Recapitalization

  On June 1, 1998, the Partnership entered into a recapitalization agreement with Bain/ACR, L.L.C. (Bain), pursuant to which Bain and certain members of senior management of the Partnership (collectively the "Equity Investors") indirectly acquired through Holdings an 82% ownership interest in the Partnership (the

                          ANTHONY CRANE RENTAL, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)

"Recapitalization"). Effective July 22, 1998, the Recapitalization was consummated and the Partnership incurred new debt obligations, repaid its outstanding Senior Notes and Credit Agreement obligations restructured certain of its outstanding Partnership interests and distributed approximately $122.3 million in cash and property with a net book value of approximately $3.6 million to the Predecessor Partners. In connection with the repayment of its outstanding debt obligations, the Partnership incurred approximately $15.1 million in prepayment penalties and wrote-off deferred financing costs of approximately $0.8 million which were reflected as an extraordinary item in the consolidated statement of operations for the year ended December 31, 1998.

  The Recapitalization was funded by: (i) a notes offering by the Company with gross proceeds of $155 million, (ii) a discount debentures offering by Holdings with proceeds of $25 million (iii) a $33.6 million contribution by the Equity Investors, (iv) $125 million of borrowings by the Company under a revolving credit facility of a new senior credit facility and (v) $50 million of borrowings by the Company under the term loan facility of a new senior credit facility. In addition, as part of the Recapitalization considerations, Holdings distributed $22.5 million of Senior Preferred Units to the Predecessor Partners.

  The Recapitalization Agreement provided for an adjustment of the distribution made to the Predecessor Partners based on consolidated net worth (as defined in the Recapitalization Agreement), as of the closing date. The amount of the adjustment has not yet been determined. Of the total distribution made to the Predecessor Partners, $4 million is being maintained in an escrow account in connection with resolution of the final adjustment and certain indemnification provisions for the benefit of the Company pursuant to the Recapitalization Agreement (refer to Note 10).

5. Long-Term Debt

  Long-term debt consists of the following:

                                                          March 31, December 31,
                                                            1999        1998
                                                          --------- ------------
  10 3/8% Company Senior Notes, due 2008 (A).............  155,000     155,000
  Senior Credit Facility of the Company (B)
    Revolving Credit Facility............................  183,000     148,000
    Term Loan............................................   50,000      50,000
  Other (C)..............................................    1,867         --
                                                          --------    --------
                                                          $389,867    $353,000
                                                          ========    ========

  (A) The Senior Notes of $155 million were issued in connection with the Recapitalization (see Note 4) and will mature on August 1, 2008. Interest on the Senior Notes accrues at the rate of 10 3/8% per annum from the issue date and is payable semi-annually.

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

                          ANTHONY CRANE RENTAL, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)

  The Senior Note Indenture contains certain restrictive covenants that limit, among other things, the ability of the Company to make distributions, incur additional indebtedness, consolidate or sell substantially all of its assets, and enter into transactions with related parties.

  (B) The Senior Credit Facilities consist of a $275.0 million six-year non-amortizing Revolving Credit Facility and a $50.0 million eight-year non-amortizing Term Loan. The Revolving Credit Facility is available on a revolving basis subject to a borrowing base during the period commencing on the date of the Closing of the Recapitalization (July 22, 1998) and ending on the date that is six years after the date of the Closing. At the Company's option, loans made under the Revolving Credit Facility bear interest at either
(i) the Base Rate (defined as the highest of the rate of interest announced publicly by Fleet National Bank from time to time as its prime rate or the Federal funds effective rate from time to time plus 0.50%) plus a margin of 1.25%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted London Interbank Offered Rate ("LIBO") plus a margin of 2.25%, subject to adjustment based on a leverage test. The Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 1.75%, or (ii) the reserve-adjusted LIBO rate plus a margin of 2.75%.

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

  The Senior Credit Facilities provide for mandatory repayments, subject to certain exceptions, of the Revolving Credit Facility and the Term Loan based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries and the net proceeds of certain debt and equity issuances. Outstanding loans under the Revolving Credit Facility and the Term Loan (subject to certain call provisions) are voluntarily pre-payable without penalty; provided, however, that LIBO breakage costs, if any, shall be borne by the Company. The Senior Credit Facilities contain certain restrictive covenants; the most restrictive of which include financial ratios.

  The obligations of the Company under the Senior Notes and Senior Credit Facilities are guaranteed on a full, unconditional joint and several basis, by all material existing, direct and indirect domestic subsidiaries of the Company and will be guaranteed by all material future, direct and indirect domestic and foreign subsidiaries of the Company.

  (C) In connection with the acquisition of Husky Crane, Inc. ("Husky Crane") (see Note 6) the Company assumed certain liabilities. Among these liabilities, were various notes payable with maturity dates ranging from March 2000 to January 2004 and with interest rates ranging from 7.39% to 9.75%. The Company plans to refinance the acquired notes with borrowings from the Senior Credit Facility. Accordingly, the entire balance of the notes are classified as noncurrent liabilities.

                          ANTHONY CRANE RENTAL, L.P.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)

  The aggregate principal debt maturities of long-term debt for the next five years are as follows:

     1999..............................................................      --
     2000..............................................................      --
     2001..............................................................      --
     2002..............................................................      --
     2003..............................................................      --
     Thereafter........................................................  389,867
                                                                        --------
                                                                        $389,867
                                                                        ========

6. Business Acquisitions

  On March 31, 1999, the Company acquired all of the outstanding common stock of Husky Crane, Inc. and certain assets of Paradise Equipment Company, L.P., a limited partnership in which the 100% stockholder of Husky Crane is the majority partner, as well as certain other assets owned personally by this stockholder. The Company also assumed certain liabilities of Husky Crane. The purchase price for the acquisition at closing was approximately $8.5 million in cash with an additional payment of $500 payable to the seller contingent upon the satisfaction of certain defined criteria. Management believes that it is probable that the seller will satisfy the defined criteria and accordingly, the Company has included the $500 payable to the seller as part of the purchase price.

  The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired, principally consisting of equipment, based on their estimated fair values at the date of acquisition. Goodwill in the amount of $1.3 million was recorded as a result of the acquisition and will be amortized over five years.

  The operating results of the acquisition will be included in the Partnership's consolidated results of operations from the date of acquisition. Certain required pro forma financial information related to the above acquisition has not been presented since the acquisition was not material to the Partnership's consolidated financial position or its consolidated results of operations.

7. Lease Commitments

  In April 1997, the Partnership entered into a capital lease agreement for the lease of twenty trucks. The lease has a term of three years with a bargain purchase option at the end of the lease agreement. Interest rates under the capital lease agreement range from approximately 19% to 22%.

  In connection with the acquisition of Husky Crane (See Note 6), the Partnership assumed obligations related to three capital leases.

                          ANTHONY CRANE RENTAL, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)

  The following is a schedule of future minimum lease payments under the capital lease agreements together with the present value of the net minimum lease payments as of March 31, 1999:

   Year ending December 31:
   1999................................................................. $  555
   2000.................................................................  1,202
   2001.................................................................    397
   2002.................................................................    397
   2003.................................................................    722
   2004.................................................................    214
   2005.................................................................    831
                                                                         ------
   Total minimum lease payments.........................................  4,318
   Less amount representing interest....................................    673
                                                                         ------
   Present value of minimum lease payments..............................  3,645
   Less current portion.................................................    408
                                                                         ------
                                                                         $3,237
                                                                         ======

  Included in rental equipment is cost and accumulated depreciation for these leased assets of approximately $3,795 and $286, respectively, at March 31, 1999 and $1,035 and $215, respectively, at December 31, 1998.

8. Contingencies

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

                          ANTHONY CRANE RENTAL, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)

are covered under the Georgia Underground Storage Tank Trust Fund (GUST). While the ultimate costs of any remediation or continued monitoring are not yet known, the Partnership expects that it will receive reimbursement for such costs from the GUST. The reimbursement limit under GUST is $1 million. The Partnership believes that it is unlikely that its costs will exceed the reimbursement limit.

  The Company has received a proposed assessment from a local taxing authority in the amount of $8.6 million, including interest and penalties of $1.9 million and $1.3 million, respectively, as a result of a local sales and use tax audit. Upon review of the assessment, management has identified a significant amount that it believes was calculated by assessing duplicate tax on specific cranes. The Company has recorded a liability of approximately $3.2 million at December 31, 1998 and March 31, 1999 for such tax liabilities. Management is presently negotiating its liability with the respective local taxing authority and believes there is a reasonable possibility that the final tax assessment will exceed the amount presently recorded.

9. Subsidiary Guarantors

  All of the Company's subsidiaries are wholly owned and all of the outstanding debt under the Company's Senior Notes and Senior Credit Facility are guaranteed on a full, unconditional and joint and several basis by all of these subsidiaries (the "Guarantor Subsidiaries"). The following summarized financial information presents the financial position for the Company and Guarantor Subsidiaries as of March 31, 1999 and December 31, 1998 and the results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. Separate financial statements of the Guarantor Subsidiaries have not been presented because management believes they are not material to investors.

                           ANTHONY CRANE RENTAL, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

  The following table summarizes the financial position, results of operations and cash flows for the Company and its guarantor subsidiaries as of and for the quarter ended March 31, 1999:

                                               March 31, 1999
                              -------------------------------------------------
                              Operating   Guarantor   Intercompany
                               Company   Subsidiaries Eliminations Consolidated
                              ---------  ------------ ------------ ------------
                                                (Unaudited)
BALANCE SHEETS
Assets:
Total current assets........  $ 42,574     $   956      $ (2,492)    $ 41,038
Investment in subsidiaries..    10,112         --        (10,112)         --
Rental equipment, net of
 accumulated depreciation...   303,531      10,142           --       313,673
Property and equipment, net
 of accumulated
 depreciation...............    50,862       1,615           --        52,477
Other assets, net...........    21,499         105           --        21,604
                              --------     -------      --------     --------
  Total assets..............  $428,578     $12,818      $(12,604)    $428,792
                              ========     =======      ========     ========
Liabilities and partners'
 capital:
Total current liabilities...  $ 25,975     $ 2,706      $ (2,492)    $ 26,189
Long term debt, less current
 portion....................   389,867         --            --       389,867
Other non-current
 liabilities................     5,751         --            --         5,751
                              --------     -------      --------     --------
  Total liabilities.........   421,593       2,706        (2,492)     421,807
Partners' capital...........     6,985      10,112       (10,112)       6,985
                              --------     -------      --------     --------
    Total liabilities and
     partners' capital......  $428,578     $12,818      $(12,604)    $428,792
                              ========     =======      ========     ========
STATEMENTS OF OPERATIONS
Total revenues..............  $ 45,938     $ 2,964           --      $ 48,902
                              --------     -------      --------     --------
Total cost of revenues......    30,135       1,381           --        31,516
Selling, general and
 administrative.............     9,415         199           --         9,614
                              --------     -------      --------     --------
Income from operations......     6,388       1,384           --         7,772
Interest expense and other
 (income) expense, net......     8,491         341           --         8,832
                              --------     -------      --------     --------
Income (loss) before taxes..    (2,103)      1,043           --        (1,060)
Provision for state taxes...       101         --            --           101
                              --------     -------      --------     --------
Net income (loss)...........  $ (2,204)    $ 1,043           --      $ (1,161)
                              ========     =======      ========     ========
STATEMENTS OF CASH FLOWS
Net cash used in operating
 activities.................  $ (7,559)    $   (65)          --      $ (7,624)
                              --------     -------      --------     --------
Net cash used in investing
 activities.................  $(25,512)    $  (565)          --      $(26,077)
                              --------     -------      --------     --------
Net cash provided by
 financing activities.......  $ 33,282         --            --      $ 33,282
                              --------     -------      --------     --------

                           ANTHONY CRANE RENTAL, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


  The following table summarizes the financial position for the Company and its guarantor subsidiaries as of December 31, 1998, and results of operations and cash flows as of and for the quarter ended March 31, 1998.

                                             December 31, 1998
                              -------------------------------------------------
                              Operating   Guarantor   Intercompany
                              Company    Subsidiaries Eliminations Consolidated
BALANCE SHEETS                ---------  ------------ ------------ ------------
Assets:
Total current assets........  $ 38,480     $ 1,861      $ (3,360)    $ 36,981
Investment in subsidiaries..     9,052         --         (9,052)         --
Rental equipment, net of
 accumulated depreciation...   272,309      10,370           --       282,679
Property and equipment, net
 of accumulated
 depreciation...............    48,704       1,664           --        50,368
Other assets, net...........    20,516         116           --        20,632
                              --------     -------      --------     --------
  Total assets..............  $389,061     $14,011      $(12,412)    $390,660
                              ========     =======      ========     ========
Liabilities and partners'
 capital:
Total current liabilities...  $ 25,381     $ 4,959      $ (3,360)    $ 26,980
Long term debt, less current
 portion....................   353,000         --            --       353,000
Other non-current
 liabilities................     2,456         --            --         2,456
                              --------     -------      --------     --------
  Total Liabilities.........   380,837       4,959        (3,360)     382,436
Partners' capital...........     8,224       9,052        (9,052)       8,224
                              --------     -------      --------     --------
  Total liabilities and
   partners' capital........  $389,061     $14,011      $(12,412)    $390,660
                              ========     =======      ========     ========
                                               March 31, 1998
                              -------------------------------------------------
                                                (Unaudited)
STATEMENTS OF OPERATIONS
Total revenues..............  $ 45,762     $ 2,701           --      $ 48,463
                              --------     -------      --------     --------
Total cost of revenues......    29,741       1,171           --        30,912
Selling, general and
 administrative.............     9,022         423           --         9,445
                              --------     -------      --------     --------
Income from operations......     6,999       1,107           --         8,106
Interest expense and other
 (income) expense, net......     3,391         151           --         3,542
                              --------     -------      --------     --------
Income before taxes.........     3,608         956           --         4,564
Provision for state taxes...        60         --            --            60
                              --------     -------      --------     --------
Net income..................  $  3,548     $   956           --      $  4,504
                              ========     =======      ========     ========
                                               March 31, 1998
                              -------------------------------------------------
                                                (Unaudited)
STATEMENTS OF CASH FLOWS
Net cash provided by
 operating activities.......  $  1,027     $ 1,119           --      $  2,146
                              --------     -------      --------     --------
Net cash used in investing
 activities.................  $(12,030)    $  (598)          --      $(12,628)
                              --------     -------      --------     --------
Net cash provided by
 financing activities.......  $ 11,338         --            --      $ 11,338
                              --------     -------      --------     --------

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)


10. Subsequent Event

  On April 29, 1999, Mr. Ray G. Anthony resigned his positions as chairman of the board of managers of ACR Management, L.L.C., the general partner of Holdings, and CEO of Holdings and the Company. On that date, Mr. Anthony and certain other parties entered into a Resignation and Amendment Agreement. Pursuant to the agreement, Mr. Anthony resigned as an employee and retained his membership on the board of managers. In addition, pursuant to the agreement, the Predecessor Partners were paid $1.3 million, representing an adjustment to the distribution amount paid in connection with the Recapitalization, and $3.8 million of proceeds escrowed in connection with the Recapitalization were released to the Predecessor Partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

 Results of Operations
 Quarter Ended March 31, 1999 Compared to the Quarter Ended March 31, 1998

  Equipment Rental Revenues. Revenues from equipment rentals increased $2.7 million, or 6.2%, to $46.3 million for the quarter ended March 31, 1999 as compared to $43.6 million for the same period in the prior year. This increase was largely due to the continued growth at the Company's existing yards, reflecting the impact of the equipment purchased in 1998 and continued growth in the operations in California which are beginning to reach targeted operating levels. Equipment rental revenues for the quarter ended March 31, 1999 were negatively impacted by the delay of several industrial maintenance projects in the Company's central region. The Company expects that these projects will be completed in the second or third quarter of 1999.

  Equipment Sales. Revenues from equipment sales decreased $2.3 million, or 46.9%, to $2.6 million for the quarter ended March 31, 1999 as compared to $4.9 million for the same period in the prior year. This decrease was attributable to the Company's decision to reduce sales of used equipment in connection with its fleet management program as well as a slowdown in new equipment sales. Management expects to see an increase in activity in new equipment sales throughout the remainder of the year.

  Total Revenues. Based on the foregoing, total revenues increased $.4 million, or 1.0%, to $48.9 million for the quarter ended March 31, 1999 as compared to $48.5 million for the same period in the prior year.

  Gross Profit. Gross profit from equipment rentals remained relatively consistent, decreasing $.2 million, or 1.2% to $16.6 million for the quarter ended March 31, 1999 as compared to $16.8 million for the same period in the prior year. This decrease was primarily the result of an increase in depreciation, salaries and wages and associated employee benefit costs. As a percent of equipment rental revenues, gross profit from equipment rentals decreased to 35.9% for the quarter ended March 31, 1999 as compared to 38.5% for the same period in the prior year. This decrease in gross profit margin is primarily attributable to the increased operating costs discussed above. Gross profit margin from equipment rental was also negatively impacted by the delay of the industrial projects, which generally produce larger profit margins.

  Gross profit from equipment sales remained consistent, totaling $.8 million for the quarters ended March 31, 1999 and 1998. As a percent of equipment sales revenues, gross profit increased to 31.0% for the quarter ended March 31, 1999 as compared to 16.0% for the same period in the prior year. The increase in the gross margin percentage was due to the sale of certain used equipment during the quarter ended March 31, 1999, which generated unusually large margins.

  Based on the foregoing, total gross profit remained relatively constant, decreasing from $17.6 million for the quarter ended March 31, 1998 compared to $17.4 million for the quarter ended March 31, 1999.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $.2 million, or 2.1%, to $9.6 million for the quarter ended March 31, 1999 compared to $9.4 million for the same period in the prior year. As a percent of total revenues, selling, general and administrative expenses remained relatively consistent, totaling, 19.6% for the quarter ended March 31, 1999 as compared to 19.4% for the same period in the prior year.

  Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA (as defined to exclude net gains on sales of used equipment) increased $.6 million, or 4.3%, to $14.5 million for the quarter ended March 31, 1999, compared to $13.9 million for the same period in the prior year. EBITDA from equipment rentals (as defined to equal revenues from equipment rentals, less cost of equipment rentals, less selling, general and administrative expenses, plus depreciation and amortization) increased $.9 million, or 6.6%, to $14.5 million for the quarter ended March 31, 1999, compared to $13.6 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations remained constant, totaling 31.3% for the quarter ended March 31, 1999, compared to 31.2% for the same period in the prior year.

  Interest Expense. Interest expense increased $4.6 million, or 109.5%, to $8.8 million for the quarter ended March 31, 1999 compared to $4.2 million for the same period in the prior year. This increase reflected the higher level of borrowings outstanding attributable to the Company's recapitalization transaction consummated in July 1998 as well as the Company's continued investment in rental equipment and the opening of new yards.

  Other (Income) Expense, Net. Other income decreased $.7 million, or 100.0%, from $.7 million for the quarter ended March 31, 1998. This decrease is primarily attributable to the sale of property and other asset dispositions (excluding used rental equipment) in the quarter ended March 31, 1998, which generated income of approximately $.6 million. No such asset dispositions occurred during the quarter ended March 31, 1999.

  Net (Loss) Income. Net Income decreased $5.6 million, or 123.5% to a net loss of $1.1 million for the quarter ended March 31, 1999, compared to net income of $4.5 million for the same period in the prior year as a result of the factors discussed above.

 Liquidity and Capital Resources

  Net cash provided by operating activities for the quarter ended March 31, 1999 decreased from $2.1 million for the quarter ended March 31, 1998, to a use of cash by operations of $7.6 million for the quarter ended March 31, 1999. This decrease was primarily the result of a decrease in net income as well as an increase in accounts receivable and a decrease in certain liabilities.

  During the quarters ended March 31, 1999 and 1998, the Company's principal uses of cash for investing activities were for capital expenditures, including expenditures for rental equipment. Total capital expenditures were $21.7 million and $22.1 million, respectively. Included in these totals were expenditures for rental equipment totaling $19.4 million and $16.4 million, respectively. These expenditures were made to increase the Company's total investment in the rental fleet and to replace sold used rental equipment.

  Net cash provided by financing activities during the quarter ended March 31, 1999 was $33.3 million, an increase of 194.6%, compared to $11.3 million for the quarter ended March 31, 1998. The increase in net cash provided by financing activities was due to an increase in net borrowings to fund capital expenditures.

  The Company has no long-term minimum purchase commitments for rental equipment. Management has budgeted $85 million for gross fleet capital expenditures for 1999, exclusive of acquisitions, to be used to replace rental equipment sold as well as increases in the total investment in the fleet. These expenditures will be offset by expected proceeds from the sale of used equipment of approximately $25 million. The Company also expects to spend approximately $8 million in 1999 on non-rental related capital expenditures consisting of support equipment, buildings, land, furniture and fixtures and machinery and tools. In addition to the budgeted capital expenditures, the Company is currently considering several potential acquisitions. In the quarters ended March 31, 1999 and 1998, the Company incurred approximately $.8 million related to a sale/leaseback transaction entered into in December 1996. This transaction will require annual payments of approximately $3.1 million through January 2004.

  In connection with the Recapitalization, the Company incurred significant amounts of debt with interest and principal payments on the Senior Notes and under the Senior Credit Facilities representing significant obligations of the Company. The Company's liquidity needs relate to working capital, debt service, capital expenditures and potential acquisitions.

  The Company intends to fund its working capital, capital expenditures and debt service requirements through cash flows generated from operations and borrowings under the Senior Credit Facilities. The Senior Credit Facilities consist of a $275.0 million, non-amortizing revolving Credit Facility of which a net amount of

$183.0 million was drawn at March 31, 1999, and a $50.0 million non-amortizing Term Loan. Amounts under the Revolving Credit Facility are available on a revolving basis during the period commencing on July 22, 1998 (the date of the closing) and ending on the sixth anniversary of the closing.

  The Senior Credit Facilities, the Senior Notes and the Discount Debentures contain certain covenants that limit, among other things, the ability of the Company to: (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio. At March 31, 1999, the Company was in full compliance with the financial covenants and expects to remain in compliance for the foreseeable future, including with respect to the minimum interest coverage ratio.

 Current Developments

  On March 31, 1999, the Company completed the purchase of all of the outstanding common stock of Husky Crane, Inc., (Husky Crane) and certain assets of Paradise Equipment Company, L.P. a limited partnership in which the 100% stockholder of Husky Crane is the majority partner, as well as certain other assets owned personally by this stockholder. The purchase price consisted of approximately $8.5 million cash at closing plus the assumption of certain liabilities. Husky Crane operated two rental yards in California. The Company used borrowings under its Revolving Credit Agreement to fund the transaction.

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

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

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

  While the Company cannot predict the outcome of these matters, in the opinion of management upon advice of counsel, any liability resulting thereunder will not have a material adverse effect on the Company's business or financial condition after giving effect to provisions already recorded. However, there can be no assurance that an adverse outcome in one of more of these matters will not be material to results of operations in any one period. Additionally, certain of these matters are covered by the indemnity from the Predecessor Partners, as described below.

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

 Sales and Use Tax

  The Company is currently under audit for certain state and local sales and use tax liabilities and has received a proposed assessment from a local taxing authority in the amount of $8.6 million. Upon review of this assessment, management has identified a significant amount it believes was calculated by assessing duplicate tax on specific cranes. The Company has recorded a liability of approximately $3.2 million at December 31, 1998 and March 31, 1999, for such tax liabilities. Management is presently negotiating its liability with the respective local taxing authority and believes there is a reasonable possibility that the final tax assessment may exceed the amount presently recorded.

ITEM 5. OTHER INFORMATION

  On April 29, 1999, Mr. Ray G. Anthony resigned his positions as chairman of the board of managers of ACR Management, L.L.C., the general partner of Holdings, and CEO of Holdings and the Company. The Company gratefully acknowledges the crucial role Mr. Anthony has played in creating, building and sustaining Anthony Crane Rental over the past 30 years. The management team and the board of managers are pleased to accept his ongoing guidance as a member of the board and wish him the best of luck in his new endeavors.

  On that date, Mr. Anthony and certain other parties entered into a Registration and Amendment Agreement. Pursuant to the agreement, Mr. Anthony resigned as an employee and retained his membership on the board of managers. In addition, pursuant to the agreement, the Predecessor Partners were paid $1.3 million, representing an adjustment to the distribution amount paid in connection with the Recapitalization, and $3.8 million of proceeds escrowed in connection with the Recapitalization were released to the Predecessor Partners.

ITEM 6.

(a) INDEX TO EXHIBITS

10.1 Resignation and Amendment Agreement dated April 24, 1999 by and among Anthony Crane Rental, L.P., Anthony Crane Rental Holdings, L.P., ACR Management, L.L.C., Bain/ACR, L.L.C., Dave Mahokey, Al Bove, Arthur Innamorato, Ray G. Anthony, Anthony Iron and Metal Company, Anthony Crane Rental, Inc., Anthony Crane Rental of Texas, Inc., Anthony Crane Rental of Georgia, Inc., ACR Acquisitions, Inc., and William B. Kania, in his capacity as the Current Owner Representative.

(b) REPORTS ON FORM 8-K

  None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Mifflin, State of Pennsylvania, on May 14, 1999.

                                       ANTHONY CRANE RENTAL, L.P.

                                       By: /s/ David W. Mahokey
                                         ---------------------------------
                                            David W. Mahokey
                                            Chief Operating Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person in the capacity indicated on May 14, 1999.

                                         /s/ Dale A. Buckwalter
                                         ---------------------------------
                                            Dale A. Buckwalter
                                            Chief Financial Officer
                                            (principal financial and
                                            accounting officer)