Form 10-K405
period 1999-12-31
ANTHONY CRANE RENTAL LP
filed 2000-03-21
CIK 1070313

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

For the fiscal year ended December 31, 1999

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

  Aggregate market value of voting partnership interests held by non-affiliates as of March 31, 2000 not applicable.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

  Number of common partnership interests outstanding as of March 31, 2000: 100

  Documents incorporated by reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Item                                                                                                  Page
----                                                                                                  ----

                                                      PART I

1.            Business...............................................................................   1
2.            Properties.............................................................................   6
3.            Legal Proceedings......................................................................   7
4.            Submission of Matters to a Vote of Security Holders....................................   8

                                                      PART II

5.            Market for Registrant's Common Equity and Related Stockholder Matters..................   8
6.            Selected Financial Data................................................................   9
7.            Management's Discussion and Analysis of Financial Condition and Results of Operations..  10
8.            Financial Statements and Supplementary Data............................................  17
9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  40

                                                     PART III

10.           Directors and Executive Officers of the Registrant.....................................  40
11.           Executive Compensation.................................................................  42
12.           Security Ownership of Certain Beneficial Owners and Management.........................  44
13.           Certain Relationships and Related Transactions.........................................  45

                                                      PART IV

14.           Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  48

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

                                    PART I

ITEM 1. Business

  Anthony Crane Rental, L.P. (the "Company", or "ACR") is the largest provider of comprehensive crane and lifting equipment rentals and services in North America. The Company believes, based on the number and widespread location of its yards, that it is the only national crane rental company in the highly fragmented U.S. crane rental industry. The Company has a network of 45 crane rental yards that provide services to over 10,000 customers in 40 states and the Caribbean. The Company owns approximately 3,750 pieces of lifting equipment, ranging from 1,000-ton mobile cranes to two-person aerial work platforms. While its primary business is the rental of crane and lifting equipment, approximately 12% of the Company's 1999 revenues were derived from sales of new and used equipment. The Company has achieved 33 consecutive years of revenue growth and compound annual growth rates of revenues and EBITDA (as defined) from 1994 to 1999 of 26.3% and 23.0%, respectively.

  The Company has nine subsidiaries. Four of the Company's subsidiaries, Anthony Sales & Leasing, L.P., Anthony International, L.P., Anthony Crane Sales & Leasing Corporation and Anthony International Equipment Services Corporation conduct business under the terms of a contract with a single customer located in the Virgin Islands. The principal activities of these entities is the rental of cranes and lifting equipment and the providing of labor services for the operation, management and maintenance of the equipment. Three of the Company's subsidiaries, Dunn Acquisition Inc., Carlisle Equipment Group, L.P. and Carlisle G.P., L.L.C., were formed to facilitate the acquisitions completed during 1999. One subsidiary, Husky Crane, Inc. was acquired pursuant to an acquisition completed during 1999. The other subsidiary, Anthony Crane Capital Corporation, has no assets or operations.

  ACR was founded by Ray G. Anthony, who entered the crane rental business in 1966 when he took over the family business, a small scrap yard south of Pittsburgh. Mr. Anthony initially purchased a crane to facilitate moving scrap metal, and shortly thereafter began receiving calls from parties interested in renting the crane. As such calls became more frequent, Mr. Anthony purchased additional cranes and incorporated Anthony Crane Rental, Inc., in 1973. Since that time, the Company has grown largely through controlled and disciplined geographic expansion internally as well as through acquisitions.

  The Company has grown by pursuing an operating philosophy focused on serving the crane and lifting needs of industrial customers in the petrochemical, paper, steel, utility, mining and multiple other industries. These industrial customers, which accounted for approximately 60% of the Company's 1999 rental revenues, generally rent cranes for regularly scheduled plant maintenance activities. These projects can require up to 100 cranes of varying sizes at any one time and are often extremely time-sensitive because they interrupt plant operations. As a result, industrial customers value reliability, availability, safety and operational expertise. The Company's superior operating capabilities and success at serving the needs of industrial customers has resulted in a constantly high percentage of industrial-related rental revenues historically and numerous long-term customer relationships. The Company has also been successful in serving the needs of construction contractors, which accounted for approximately 40% of 1999 rental revenues. These construction customers rent cranes primarily for large, long-term public infrastructure and commercial construction projects, which are generally not deferred once started.

  In addition to capitalizing on scale advantages in its existing markets, there are substantial opportunities for a large and well positioned crane rental company to leverage its competitive strengths and increase its market share through geographic expansion and consolidation of the fragmented crane rental industry. Management believes that ACR is best positioned to capitalize on this consolidation opportunity and further enhance the Company's market position. The Company seeks acquisitions that would allow it to penetrate new geographic markets or to solidify its position in certain existing geographic markets, while generating attractive economic returns and building on existing customer relationships. Since July 1998, the Company has evaluated several acquisition candidates, applying strict business and financial criteria to identify attractive opportunities. The Company's recent acquisitions include Husky Crane, Inc. ("Husky"), Carlisle Construction Company, Inc.

("Carlisle"), Capitol Crane Rental, Inc. ("Capitol Crane") and Dunn Equipment, Inc. ("Dunn") all occurring in 1999 and, Sacramento Valley Crane Rental, Inc. ("Sacramento Valley") in January 2000 and King's Crane Service, Inc. ("King Crane") in March 2000.

Recapitalization

  On June 1, 1998, the Company entered into a recapitalization agreement with Bain/ACR, LLC. ("Bain"), pursuant to which Bain and certain members of senior management of the Company (collectively the "Equity Investors") acquired an 82% ownership interest in Anthony Crane Rental Holdings, L.P. ("Holdings") (the "Recapitalization"). Following the Recapitalization, Holdings has a 99% ownership interest in the Company. Effective July 22, 1998, the Recapitalization was consummated and the Company incurred new debt obligations, repaid its outstanding senior notes and credit agreement obligations, restructured certain of its outstanding Company interests and distributed approximately $122.3 million in cash and property with a net book value of approximately $3.6 million to the partners of the Partnership prior to the Recapitalization ("Predecessor Partners").

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

Crane Rentals

  ACR is headquartered in West Mifflin, Pennsylvania and organized into five regions: Northeast (based in Pittsburgh, PA), Southeast (based in Atlanta,
GA), Central (based in Beaumont, TX), West (based in Phoenix, AZ) and Midwest (based in Wilder, KY). Each of these regions is headed by a regional manager who supervises five to eight business operations and oversees the movement of equipment within and across regions. Each of these managers has responsibility for sales, profitability and asset management for business operations and the region assigned to them and, collectively, for the Company as a whole and receive bonuses for local, regional and company-wide performance. This cooperative management style is intended to ensure proper fleet deployment and optimal utilization at the regional level and on a company-wide basis. Additionally, regional managers are responsible for developing promising growth opportunities, expanding national customers and new business operations in their respective regions. The Company's regional managers average 27 years of crane rental experience.

  Each business operation serves an area within a radius of approximately 150 miles. Depending on its size, each business operation utilizes 20 to 40 skilled crane operators who have undergone an intensive four-year training and apprenticeship program to develop their expertise. In addition, each business operation is managed by its respective regional manager and staffed with an Operations Manager, Crane Specialist, Dispatcher, two to four sales people, an in-house maintenance department and a small financial and administrative staff. The Operations Manager oversees the day-to-day activities, including management of equipment, employees and local customer relationships and approves all pricing decisions.

  Throughout its history, the Company has continually reviewed its options to expand both within and across regions by adding new business operations, often at the initial request of one of its existing customers. ACR evaluates these opportunities, applying financial and market-related criteria, and if appropriate, enters a market through a single yard. As the Company gains new customers in this market, it continues to build the size of its fleet. This initial business operation then serves its market and adjoining markets until the Company develops a sufficient revenue base to support further expansion, at which point ACR opens a new business operation in a contiguous market. ACR has used this disciplined expansion strategy to expand regionally into the Southeast and Central regions, and more recently to enter the West region.

  Fleet management, which is the process of purchasing, dispatching, maintaining, relocating and selling rental equipment, is one of the most critical operational elements for crane rental companies. As part of its fleet management program, the Company monitors utilization on a crane-by-crane basis, using a tracking system that indicates, by business operation, the number of cranes currently utilized or reserved and the number and types of cranes available. The Company's fleet management program facilitates decisions regarding: (i) asset mix at individual business operations; (ii) movements of equipment on an intra-regional and inter-regional basis; (iii) purchase or new equipment and assignment to individual business operations; and (iv) relocation and divestiture of underperforming assets.

Crane Sales

  While the majority of its revenues result from crane rentals and services, the Company engages in two forms of crane sales and has a dedicated staff focused on maximizing returns in this business. First, the Company purchases cranes directly from manufacturers and acts as a dealer in sales to third parties, which has historically generated a relatively small percentage of the Company's total revenues. As a dealer and the largest non-government crane purchaser in the United States, the Company benefits from both wholesale and volume-driven purchase discounts. Additionally, by participating in the new crane sales business, the Company has access to up-to-date crane market and product information, which aids ACR in marketing its used equipment and in advising its rental customers regarding equipment selection.

  Second, the Company's proactive fleet management program is designed to match the Company's rental product offerings with regional market demand. As part of this program, once management determines that a piece of equipment can be better utilized in another business location, the equipment is relocated to achieve higher utilization rates. Additionally, management identifies equipment to be sold based on its age, condition or technological advancements. The Company's preventative maintenance programs and its knowledge of the global market for crane sales allow it to generate consistent average returns on sales of used equipment to both domestic and international purchasers. For example, from 1995 to 1999, ACR sold its used equipment for an average of greater than 80% of its original cost. The Company has historically reinvested these sales proceeds in new equipment selected to meet customer demand and maintain optimal fleet mix.

  Revenues derived from sales of new and used equipment totaled approximately 12% of the Company's 1999 revenue.

Customers, Sales and Marketing

  The Company's customer base consists of over 10,000 customers in 40 states and the Caribbean. Examples of the Company's key customers include: (i) petroleum producers such as Exxon Company and Mobil Corp.; (ii) steel and metal manufacturers such as USX Corp. and AK Steel Corp.; (iii) electric utilities such as Florida Power & Light Co. and Pacific Gas & Electric Company; (iv) industrial contractors such as Brown & Root Company, Turner Construction Company and Bechtel Construction Company; (v) other industrial customers such as Dow Chemical Company, Huntsman Chemical Company, International Paper Company, Procter & Gamble Company and Bayer, Inc.; and
(vi) infrastructure and commercial construction contractors such as Schuff Steel and KCI Constructors, Inc.

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

  In 1999, approximately 60% of the Company's rental revenues were derived from industrial customers. The Company believes that its industrial customer base provides stable demand for crane rentals, as such customers tend to require a certain level of predictable and necessary plant maintenance regardless of economic conditions. Approximately 40% of the Company's rental revenues in 1999 were from construction contractors, who primarily utilize cranes for public infrastructure and commercial construction for a wide variety of industries. These construction projects tend to be large, long-term projects that generally demand value-added services and lifting expertise, and which are generally not deferred once started.

  The Company believes its diverse customer base mitigates the impact of an economic downturn related to a particular customer, industry or geographic region. Management estimates that in 1999, of the specific end-user groups for which it records such data, no single industry accounted for over 12% of rental revenues. In 1999, no single customer accounted for over 2% of rental revenues, except for one industrial customer who represented approximately 4% of rental revenues and for whom the Company provides fleet management services under the terms of an exclusive contract. The Company's customer base is also diversified by geography, which helps to insulate the Company from regional economic downturns and seasonality and enables ACR to optimize fleet utilization as equipment can be moved in response to fluctuations in demand across ACR's markets. No single region accounted for greater than 26% of the Company's 1999 rental revenues.

  The Company has created and continues to develop its diverse and extensive customer base through a proactive marketing strategy. The Company employs an experienced staff of over 90 full-time sales personnel to reach new customers and maintain existing relationships. ACR believes that its marketing approach fosters long-term, multi-location crane rental relationships, and enables the Company to drive market share gains and consolidate its position as the number one choice in crane rental services. This strategy differs from those of the Company's smaller local and regional competitors, whose marketing efforts have traditionally been limited to yellow pages and other print advertising, which typically attracts sporadic and smaller users of cranes and lifting services.

Competition

  ACR's business strategy is to serve the crane and lifting needs of industrial and other large customers by providing a broad selection of modern, well maintained lifting equipment, comprehensive lift planning and execution services and highly qualified, well-trained operators. The Company's leading market position is attributable to the successful implementation of this business strategy. ACR intends to further strengthen its competitive position and increase sales and profits through its continued implementation as well as through the following initiatives:

  Leverage Market Leadership Position. The Company's strategy is to leverage its leadership position and build on its track record of profitable internal growth. From 1995 through 1999, ACR has achieved an internal rental revenue growth rate of 12.7% on a "same-business operation" basis. The Company intends to continue this growth by: (i) expanding sales in existing business operations through equipment additions and marketing efforts targeted at new and existing customers and (ii) opening satellite business operations in contiguous geographic areas.

  Expand Through Selected Acquisitions. The crane rental industry is highly fragmented. The Company generally competes with a small number of regional crane rental companies (who typically own less than 200 cranes) and hundreds of local crane rental operators (who typically own less than 50 cranes). Similar to the general equipment rental industry, there are substantial opportunities for a large and well positioned crane rental company to leverage its competitive strengths and increase its market share through geographic expansion and consolidation of the crane rental industry. Management believes that ACR is best positioned to capitalize on this consolidation opportunity and further enhance the Company's market position. The Company seeks acquisitions that would allow it to penetrate new geographic markets or to solidify its position in certain existing geographic markets, while generating attractive economic returns and building on existing customer relationships. The Company has evaluated several acquisition candidates, applying strict business and financial criteria to identify attractive opportunities.

  ACR has developed an acquisition strategy that focuses on two key operating goals. First, ACR targets acquisition candidates that will help to build strong local and regional market share positions. Management believes that strong local and regional market share positions enable the Company to generate superior equipment utilization and financial returns while providing its customers with a broad product offering. In addition, a large crane rental provider with a more diversified fleet can more economically meet the demanding plant maintenance needs of industrial companies. Second, acquisitions provide a means to help the Company enhance its national market leadership position. As ACR continues to represent a larger percentage of new crane purchases, management believes that the Company will gain even greater economies in purchasing cranes and therefore be able to continue to serve its customers at a lower cost than that of its competitors. With those goals in mind, the Company acquired eight businesses from 1992 through 1998, and completed the Husky, Dunn, Carlisle and Capitol Crane acquisitions in 1999 and Sacramento Valley Crane and King Crane acquisitions in January and March 2000, respectively.

  ACR has identified two broad categories of acquisitions that help implement its acquisition strategy: the tuck-in and the build-out. The Company targets tuck-in acquisitions in a market in which it is currently operating. A tuck-in acquisition is designed to consolidate a local market and allow the Company to reduce overhead and maintenance costs. At the same time, the Company can better optimize the combined equipment base to the existing rental market and therefore achieve better equipment utilization and higher return on assets.

  The Company targets build-out acquisitions designed to expand its territory in contiguous or new markets by buying an established crane rental company. Management believes that these acquisitions provide the most effective way to enter a new market because they (i) provide access to an established local/regional presence; (ii) avoid the startup costs of a greenfield site;
(iii) allow ACR to enter a market without fundamentally altering the supply and demand balance of equipment that exists in the market; and (iv) provide access to existing customer relationships, particularly those developed with industrial customers, who can have relatively high switching costs.

  Finally, as ACR continues to grow, acquisitions will allow ACR to leverage local sales and management talent. ACR believes that by partnering with established acquisition candidates, carefully analyzing local market conditions, and continuing to benefit from its national scale, the Company will (i) expand its customer base and level of customer satisfaction, (ii) continue to experience strong revenue growth, (iii) improve its financial performance and equipment utilization, and (iv) further diversify its crane rental operations.

Equipment

  The Company has a total of approximately 6,000 pieces of equipment, of which approximately 3,750 pieces are comprised of cranes and lifting equipment, with the remainder comprised of support vehicles (including tractors, trailers and mechanics' vehicles). As of December 31, 1999, the original cost of the Company's equipment, in the aggregate, was greater than $607 million. ACR is the largest non-government purchaser of cranes in North America and consequently benefits from volume-driven purchase discounts. The large scale of the Company's fleet, in conjunction with its broad geographic coverage and customer base, allow it to purchase specialized, often expensive equipment that smaller competitors or individual crane users could not justify.

Employees

  As of December 31, 1999, the Company had approximately 860 full-time employees. Approximately 35 employees were employed at the corporate headquarters in West Mifflin, Pennsylvania and were involved in administrative functions. The remaining employees were located at ACR's various business operations and were engaged in management, sales and marketing, maintenance and administrative functions. In addition, as of December 31, 1999, the Company contracted with approximately 1,000 crane operators on an as-needed basis. The majority of these crane operators were unionized and, as of December 31, 1999, approximately 19% of the Company's full time employees were unionized. The Company has never experienced a material work stoppage and considers its overall relations with its work force to be good.

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

ITEM 2. Properties

  The following table sets forth certain information regarding significant facilities operated by the Company as of December 31, 1999:

                                     Facilty
                                     Square                          Owned or
Location                       Acres Footage       Purpose            Leased
--------                       ----- ------- -------------------- --------------
Arizona
 Phoenix.....................   8.7  33,800  Regional Office          Owned
 Tuscon......................   1.5     400  Regional Office          Leased
California
 Fontana.....................   5.0   7,200  Regional Office          Leased
 Richmond....................   5.3  12,000  Regional Office          Owned
 San Diego...................   4.3   6,000  Regional Office          Leased
 Wilmington..................   6.4  26,420  Regional Office          Owned
 Stockton....................  11.5   5,000  Regional Office          Leased
 Modesto.....................  1.63     432  Regional Office          Leased
 Sacramento..................  3.24   4,800  Regional Office          Owned
Florida
 Miami.......................   2.1     160  Regional Office          Leased
 Pompano.....................   3.4  15,440  Regional Office          Owned
 West Palm Beach.............   3.0  15,100  Regional Office          Leased
 Orlando.....................  10.1   6,000  Regional Office          Leased
Georgia
 Atlanta.....................  32.0  34,884  Regional Office          Owned
 Augusta.....................  12.6  12,556  Regional Office          Owned
 Savannah....................  14.9  26,390  Regional Office          Owned
Indiana
 Indianapolis................   3.1  17,000  Regional Office          Leased
Kentucky
 Wilder......................  21.9  45,000  Regional Office          Leased
 Louisville..................   N/A  29,740  Regional Office          Leased
 Taylorsport.................  42.2   1,100  River Frontage           Leased
Louisiana
 West Lake...................   6.5  21,962  Regional Office          Owned
 Baton Rouge.................   2.0   1,200  Regional Office          Owned
North Carolina
 Charlotte...................   1.5     500  Regional Office          Leased
Ohio
 Cleveland...................   1.6  12,000  Regional Office          Leased
 Dayton......................   5.1  14,400  Regional Office          Leased
 Cincinnati..................
Pennsylvania
 Mercer......................  17.6  18,050  Regional Office          Owned
 Monroeville.................   5.9  39,100  Regional Office          Owned
 Philadelphia................   8.0  19,350  Regional Office          Owned
 West Mifflin (Pittsburgh)...  28.5  45,760  Corp. & Reg. Offices     Owned
 Allentown...................   N/A     400  Satellite                Leased
 Erie........................   4.9   3,720  Regional Office          Leased
South Carolina
 Columbia....................   4.5  16,800  Regional Office          Owned
 Charleston..................                Regional Office          Leased
Texas
 Beaumont....................   8.8  21,000  Regional Office          Owned
 Dallas......................   3.1   5,380  Regional Office          Owned
 Jacinto Port................  13.2  20,720  Maintenance              Owned
 La Porte....................   5.4   9,940  Regional Office          Owned
 North Houston...............   3.6  18,000  Regional Office          Owned
 Texas City..................   2.0   3,140  Regional Office          Owned
 Freeport....................   5.0   5,260  Regional Office          Owned
 Port Lavaca.................   2.0   2,388  Regional Office          Owned
U.S. Virgin Islands
 St. Croix...................   N/A     N/A  Contract Office      Cust. Facility
West Virginia
 Nitro (Charleston)..........   5.8  29,220  Regional Office          Owned
 Morgantown..................
 Parkersburg.................   1.5     N/A  Satellite/Laydown        Leased

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

  The Company is also the defendant in a lawsuit resulting from negotiations in connection with a proposed acquisition in which the potential seller is seeking contractual damages in excess of $11 million plus other consequential damages that may be proved at trial for breach of contract and the confidentiality provisions in a letter of intent executed between the parties. The lawsuit was recently amended to include a claim that the Company committed fraud in connection with the proposed acquisition. The Company has denied any liability and intends to vigorously defend the claims.

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

Recapitalization

  In connection with the Recapitalization, the Predecessor Partners have agreed to indemnify the Company for matters that breach certain representations and warranties set forth in the Recapitalization Agreement. Such indemnification is limited to claims submitted within the defined terms in the Recapitalization Agreement, subject to a $1.6 million deductible and a $16 million cap, when aggregated with other indemnified matters. There can be no assurance that the Predecessor Partners will have the ability to fulfill their indemnification obligations if called upon to do so by the Company.

  In addition, the Recapitalization Agreement provided for an adjustment of the distribution made to the Predecessor Partners based on consolidated net worth (as defined in the Recapitalization Agreement) as of the closing date. Pursuant to this Agreement, on April 29, 1999, the Predecessor Partners were paid $1.3 million, representing an adjustment to the distribution amount paid in connection with the Recapitalization and $3.8 million of proceeds escrowed in connection with the Recapitalization were released to the Predecessor Partners.

Sales and Use Tax

  The Company is currently under audit for certain state and local sales and use tax liabilities and has received an assessment from a local taxing authority in the amount of $1.2 million, including interest and penalties of $.3 million and $.2 million, respectively. Although the Company plans to appeal the assessment, a liability for the entire assessment has been recorded at December 31, 1999.

ITEM 4. Submission of Matters to a Vote of Security Holders

  During the year ended December 31, 1999, no matter was submitted to a vote of the security holders of the Company.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Not applicable.

ITEM 6. Selected Financial Data

  Summary Consolidated Financial Information and Other Data

                                      Years Ended December 31,
                            --------------------------------------------------
                              1995      1996      1997        1998      1999
                            --------  --------  --------    --------  --------
                                       (Amounts in thousands)
Statement of Operations
 Data:
Revenues:
  Equipment rentals.......  $106,593  $128,161  $156,408    $183,684  $264,668
  Equipment sales.........     9,419    19,444    27,400      22,975    34,446
                            --------  --------  --------    --------  --------
Total revenues............   116,012   147,605   183,808     206,659   299,114
Cost of revenues:
  Cost of equipment
   rentals................    62,533    78,049    97,036     110,629   172,078
  Cost of equipment
   sales..................     7,039    13,643    15,541      18,920    29,661
                            --------  --------  --------    --------  --------
Total cost of revenues....    69,572    91,692   112,577     129,549   201,739
Gross profit..............    46,440    55,913    71,231      77,110    97,375
Selling, general and
 administrative expenses..    23,351    29,211    35,111      40,534    58,171
                            --------  --------  --------    --------  --------
Income from operations....    23,089    26,702    36,120      36,576    39,204
Interest expense..........     8,482    10,873    13,962      26,161    51,208
Other income..............      (104)      (69)   (1,739)       (104)     (177)
                            --------  --------  --------    --------  --------
Income (loss) before
 extraordinary item and
 taxes....................    14,711    15,898    23,897      10,519   (11,827)
Provision (benefit) for
 state taxes..............       583      (102)       96         220       301
                            --------  --------  --------    --------  --------
Income before
 extraordinary item.......    14,128    16,000    23,801      10,299   (12,128)
Extraordinary item........        --        --        --      15,811        --
                            --------  --------  --------    --------  --------
Net income (loss).........  $ 14,128  $ 16,000  $ 23,801(1) $ (5,512) $(12,128)
                            ========  ========  ========    ========  ========
Other Data:
Net cash provided by
 operating activities.....  $ 27,695  $ 32,411  $ 30,697    $ 35,133  $ 27,115
Net cash used by investing
 activities...............   (36,907)  (56,349)  (66,976)    (85,089) (323,540)
Net cash provided by
 financing activities.....     8,722    26,370    32,066      51,214   299,772
EBITDA (2)................    38,922    44,836    47,365      60,557    80,934
Total depreciation and
 amortization (3).........    17,653    22,061    21,905(1)   26,725    44,229
Net gains on sales of used
 rental equipment.........     1,820     3,926    10,659       2,804     2,499
Total capital
 expenditures.............    45,241    82,673    92,167     115,512   154,345
Original cost of property
 and equipment............   238,544   295,405   361,772     445,790   700,135
Original cost of rental
 equipment................   201,972   248,406   295,297     376,919   607,278
Balance Sheet Data:
Cash and cash
 equivalents..............  $  6,156  $  8,588  $  4,375    $  5,633  $  8,980
Total assets..............   196,053   241,239   306,928     390,660   742,010
Total debt................   108,000   140,000   185,961     353,866   676,958
Total liabilities.........   115,908   150,378   205,512     382,436   730,133
Total partners' capital...    80,145    90,861   101,416       8,224    11,877

--------
(1) Reflects the decrease in depreciation of $5.7 million for the year ended December 31, 1997 for the revision in estimated salvage values used for depreciating certain rental equipment.
(2) EBITDA represents income from operations less the net gain on sales of used rental equipment plus depreciation and amortization. EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA does not represent net income or cash flows from operations as those terms are defined by generally accepted accounting principles ("GAAP"), and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. The Company's measure of EBITDA may not be comparable to those reported by other companies.
(3)  Excludes amortization of deferred financing fees.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the more detailed information and the historical financial statements, including notes thereto, appearing elsewhere in this Form 10-K.

Overview

  The Company is the largest crane rental company in North America. The Company's primary source of revenue is the rental of cranes and lifting equipment for a variety of applications, most of which involve industrial repair and maintenance activity. Over the past thirty-three years, the Company has grown by pursuing an operating philosophy focused on the crane and lifting equipment needs of industrial companies in the petrochemical, paper, steel, utility, mining and other industries, and major non-residential construction contractors. In addition to its primary business of renting equipment, the Company also derives revenue from the sales of new equipment as a dealer for selected manufacturers and used equipment as part of its fleet management program. Equipment sales can fluctuate based on the Company's fleet management program and market conditions. Fleet management, which is the process of purchasing, dispatching, maintaining, relocating and selling rental equipment, is one of the most critical operational elements for crane rental companies. The Company's revenues are dependent on several factors, including demand for rental equipment, the amount of equipment available for rent, rental rates and general economic conditions.

  The Company's revenues have increased by 221.2% over the past five years, and have increased in each of the past 33 years. Equipment rental revenues increased by more than 17% in each of the last five years, with current year revenues increasing approximately 44.1%. Since 1995, the Company has grown by expanding its existing business operations, opening new business operations and acquiring other crane rental companies. Typically, costs associated with the opening of new business operations or the purchases of new equipment are incurred up to 12 months prior to realizing the full benefit of the revenue stream generated by such business operations or equipment.

  The Company is a limited partnership organized under the laws of Pennsylvania, as a result of which (i) the Company is not itself subject to federal and certain state (except for Texas) income tax; (ii) the taxable income (loss) of the Company's businesses in the United States will be allocated to the equity holders of Holdings; and (iii) such equity holders will be responsible for income taxes on such taxable income. The Company intends to make distributions to equity holders of Holdings to enable them to meet their tax obligations with respect to income allocated to them by the Company.

  Effective July 22, 1998, the Company completed a Recapitalization whereby the Company incurred new debt obligations, repaid its outstanding senior notes and credit agreement obligations, restructured certain partnership interests and distributed cash and property to the Predecessor Partners.

Results of Operations

 Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

  Equipment Rental Revenues. Revenues from equipment rentals increased $81.0 million, or 44.1%, to $264.7 million for the year ended December 31, 1999, as compared to $183.7 million for the year ended December 31, 1998. This increase was largely due to the Carlisle acquisition, which accounted for approximately $50.4 million in equipment rental revenues since the acquisition date of July 1, 1999. The remaining increase is the result of the continued growth of the Company's existing business operations combined with other smaller acquisitions. Revenues from equipment rentals were adversely affected, especially in the Company's central region, by market dynamics that affected the maintenance activities of its petrochemical customers.

  Equipment Sales. Revenues from equipment sales increased $11.5 million, or 50.0%, to $34.4 million for the year ended December 31, 1999, as compared to $23.0 million for the year ended December 31, 1998.

This increase was primarily attributable to significantly higher levels of activity in new equipment sales and in the Company's fleet management program through upgrading the fleet and selling older and under-utilized cranes. In addition, Carlisle accounted for approximately $4.4 million in equipment sales revenues since the acquisition date.

  Total Revenues. Based on the foregoing, total revenues increased $92.4 million, or 44.7%, to $299.1 million for the year ended December 31, 1999, as compared to $206.7 million for the year ended December 31, 1998.

  Gross Profit. Gross profit from equipment rentals increased $19.5 million, or 26.7%, to $92.6 million for the year ended December 31, 1999, as compared to $73.1 million for the year ended December 31, 1998. The Carlisle acquisition accounted for approximately $18.0 million of the increase in gross profit. As a percent of equipment rental revenues, gross profit from equipment rentals decreased to 35.0% for the year ended December 31, 1999, as compared to 39.8% for the year ended December 31, 1998. This decrease in gross profit margin is primarily attributable to increased depreciation on rental equipment, which amounted to $28.4 million (excluding the impact of Carlisle) for the year ended December 31, 1999, as compared to $20.4 million for the year ended December 31, 1998. Additionally, the decrease is due to the increased salaries and wages and employee benefit costs associated with the acquired companies and the growth in the California business operations, and additional costs incurred to support the Company's business operation expansions and expected future growth. Gross profit margin from equipment rentals was negatively impacted by the delay of the industrial maintenance activities discussed above.

  Gross profit from equipment sales increased to $4.8 million for the year ended December 31, 1999, as compared to $4.1 million for the year ended December 31, 1998. As a percent of equipment sales revenues, gross profit decreased to 13.9% for the year ended December 31, 1999, as compared to 17.6% for the year ended December 31, 1998. The decrease in the gross margin percentage was due to the sale of certain used equipment during the year ended December 31, 1998, which generated unusually large margins. Equipment sales in the year ended December 31, 1999 generated more normal margin percentages.

  Based on the foregoing, total gross profit increased from $77.1 million for the year ended December 31, 1998 to $97.4 million for the year ended December 31, 1999.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $17.7 million, or 43.7%, to $58.2 million for the year ended December 31, 1999 compared to $40.5 million for the year ended December 31, 1998. The Carlisle acquisition accounted for approximately $8.9 million of selling, general and administrative expenses in the year ended December 31, 1999. The remaining increase is primarily the result of increased travel costs, training activities, costs associated with the acquisitions and an increase in administrative and consulting fees resulting from the Company's Recapitalization in July 1998 and the associated new reporting requirements. As a percent of total revenues, selling, general and administrative expenses decreased to 19.4% for the year ended December 31, 1999, as compared to 19.6% for the year ended December 31, 1998.

  Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA (as defined to exclude net gains on sales of used equipment) increased $20.3 million, or 33.5%, to $80.9 million for the year ended December 31, 1999 compared to $60.6 million for the year ended December 31, 1998. EBITDA from equipment rentals (as defined to equal revenues from equipment rentals, less cost of equipment rentals, less selling, general and administrative expenses, plus depreciation and amortization) increased $19.3 million, or 32.5%, to $78.6 million for the year ended December 31, 1999 compared to $59.3 million for the year ended December 31, 1998. As a percent of rental revenues, EBITDA from equipment rentals decreased to 29.7% for the year ended December 31, 1999 compared to 32.3% for the year ended December 31, 1998. This decrease is due to the factors discussed above.

  Interest Expense: Interest expense increased $25.0 million, or 95.4%, to $51.2 million for the year ended December 31, 1999 compared to $26.2 million for the year ended December 31, 1998. This increase reflected the higher level of borrowings outstanding attributable to the Company's Recapitalization consummated in July 1998, acquisitions and the Company's continued investment in rental equipment.

  Other Income: Other income increased to $.2 million, or 50.0%, from $.1 million for the year ended December 31, 1998. The increase is primarily attributable to an increase in income generated by the sale of property and other asset dispositions (excluding used rental equipment).

  Extraordinary Item: The extraordinary item recorded during the year ended December 31, 1998 primarily represented prepayment penalties as a result of the early extinguishment of debt from the Company's Recapitalization in July 1998.

  Net Loss: Net loss increased $6.6 million, or 120.0%, to a net loss of $12.1 million for the year ended December 31, 1999 compared to a net loss of $5.5 million for the year ended December 31, 1998 as a result of the factors discussed above.

 Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

  Equipment Rental Revenues. Revenues from equipment rentals increased $27.3 million, or 17.4%, to $183.7 million for the year ended December 31, 1998, as compared to $156.4 million for the year ended December 31, 1997. This increase was largely due to the continued growth at the Company's existing business operations, reflecting the impact of the equipment purchased in 1997 and 1998 and the start up of six rental business operations opened in 1997, including three operations in California which are beginning to reach targeted operating levels.

  Equipment Sales. Revenues from equipment sales decreased $4.4 million, or 16.1%, to $23.0 million for the year ended December 31, 1998, as compared to $27.4 million for the year ended December 31, 1997. The majority of this decrease was attributable to the Company's decision to reduce sales of used equipment in connection with its fleet management program.

  Total Revenues. Based on the foregoing, total revenues increased $22.9 million, or 12.4%, to $206.7 million for the year ended December 31, 1998, as compared to $183.8 million for the year ended December 31, 1997.

  Gross Profit. Gross profit from equipment rentals increased $13.7 million, or 23.0%, to $73.1 million for the year ended December 31, 1998, as compared to $59.4 million for the year ended December 31, 1997. This increase was primarily the result of the increased equipment rental revenues as previously discussed, offset in part by an increase in direct operating expenses primarily associated with the rental business operations opened during 1997. As a percent of equipment rental revenues, gross profit from equipment rentals increased to 39.8% for the year ended December 31, 1998, as compared to 38.0% for the year ended December 31, 1997. This increase in gross profit margin is primarily attributable to (i) improved profitability of the rental business operations opened in 1997 as a result of better equipment utilization and (ii) management's efforts to maintain and control costs.

  Gross profit from equipment sales decreased $7.8 million, or 65.8%, to $4.1 million for the year ended December 31, 1998 as compared to $11.9 million for the year ended December 31, 1997. As a percent of equipment sales revenues, gross profit declined to 17.6% for the year ended December 31, 1998, as compared to 43.3% for the year ended December 31, 1997. The gross profit and gross margin percentage decreases were due to the Company's decision to sell a lesser amount of used rental equipment under its fleet management program during the year ended December 31, 1998 compared to the year ended December 31, 1997, coupled with the unusually large margins obtained on the sale of certain cranes in the year ended December 31, 1997.

  Based on the foregoing, total gross profit increased $5.9 million, or 8.3%, to $77.1 million for the year ended December 31, 1998 compared to $71.2 million for the year ended December 31, 1997.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.4 million, or 15.4%, to $40.5 million for the year ended December 31, 1998 compared to $35.1 million for the year ended December 31, 1997. This increase is primarily attributable to an increase in salaries and wages and related benefit costs associated with the new business operations opened during 1997. As a percent of total revenues, selling, general and administrative expenses remained relatively consistent, totaling 19.6% for the year ended December 31, 1998, as compared to 19.1% for the year ended December 31, 1997. Based upon the Company's historical experience, a new location tends to incur costs during the early period of operations without the benefit of the revenue stream representative of a mature location. As new locations mature, selling, general and administrative expenses as a percent of revenues are expected to decline.

  Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA (as defined to exclude net gains on sales of used equipment) increased $13.2 million, or 27.9%, to $60.6 million for the year ended December 31, 1998 compared to $47.4 million for the year ended December 31, 1997. EBITDA from equipment rentals (as defined to represent revenues from equipment rentals, less cost of equipment rentals, less selling, general and administrative expenses, plus depreciation and amortization) increased $13.1 million, or 28.5%, to $59.3 million for the year ended December 31, 1998 compared to $46.2 million for the year ended December 31, 1997. As a percent of rental revenues, EBITDA from rental operations increased to 32.3% for the year ended December 31, 1998 compared to 29.5% for the year ended December 31, 1997. This increase is primarily due to the equipment rental revenues factors discussed above.

  Interest Expense. Interest expense increased $12.2 million, or 87.4%, to $26.2 million for the year ended December 31, 1998 compared to $14.0 million for the year ended December 31, 1997. This increase reflects the higher level of borrowings outstanding attributable to the Company's recapitalization transaction consummated in July 1998 as well as the Company's continued investment in rental equipment and the opening of new business operations.

  Other Income. Other income decreased $1.6 million, or 94.0%, to $0.1 million for the year ended December 31, 1998, as compared to $1.7 million for the year ended December 31, 1997. This decrease is primarily attributable to the sale of property in December 1997 which generated income of approximately $1.4 million. No such sale of property occurred during 1998.

  Extraordinary Items. In connection with the Recapitalization consummated in July 1998, the Company recorded a one-time charge of $15.8 million primarily resulting from penalties associated with the prepayment of the Company's old debt.

  Net (Loss) Income. Net Income decreased $29.3 million, or 123.3%, to a net loss of $5.5 million for the year ended December 31, 1998 compared to net income of $23.8 million for the year ended December 31, 1997 as a result of the factors discussed above.

Liquidity and Capital Resources

  During the years ended December 31, 1999, 1998, and 1997, the Company's primary sources of funds consisted of net cash provided by operating activities, proceeds from the sale of used rental equipment, borrowings under its credit agreements and proceeds from the issuance of Senior Notes. Net cash provided by operating activities for the year ended December 31, 1999 decreased $8.0 million, or 22.8%, to $27.1 million, compared to $35.1 million for the year ended December 31, 1998. This decrease is primarily the result of a significant increase in trade accounts receivable during 1999. Net cash provided by operating activities for the year ended December 31, 1998 increased to $35.1 million, or 14.5%, from $30.7 million for the year ended December 31, 1997. The increase was primarily the result of improved operating results partially offset by increased interest expense on debt incurred as part of the Recapitalization. Net cash provided by operating activities for the year ended December 31, 1997 decreased to $30.7 million from $32.4 million for the year ended December 31, 1996, as a result of an increase in working capital partially offset by an increase in net income.

  During the years ended December 31, 1999, 1998 and 1997, the Company's principal uses of cash for investing activities were for business acquisitions and capital expenditures, including expenditures for rental equipment. Total capital expenditures were $139.6 million, $102.5 million, and $85.6 million in 1999, 1998 and 1997, respectively. Included in these totals were expenditures for rental equipment totaling $117.8 million, $92.3 million, and $64.2 million in 1999, 1998 and 1997, respectively. These expenditures were made to increase the Company's total investment in its rental fleet and to replace sold used rental equipment. Total proceeds from the sale of fixed assets, including rental equipment increased $2.1 million, or 14.6%, to $16.5 million for the year ended December 31, 1999, as compared to $14.4 million for the same period in the prior year. Total proceeds from the sale of fixed assets, including rental equipment, decreased 36.0% to $14.4 million for the year ended December 31, 1998 from $22.5 million for the year ended December 31, 1997. In 1999, the Company used $200.5 million in the purchase of various businesses.

  For the year ended December 31, 1999, net cash provided by financing activities increased $248.6 million, or 485.5%, to $299.8 million, as compared to $51.2 million for the year ended December 31, 1998. This increase is due to an increase in net borrowings to fund the acquisitions and capital expenditures discussed above. For the year ended December 31, 1998, net cash provided by financing activities was $51.2 million, an increase of 59.7%, compared to $32.1 million for the year ended December 31, 1997. The increase in net cash provided by financing activities was due to an increase in net borrowings and equity proceeds as a result of the Recapitalization, as well as borrowings to fund capital expenditures, offset by an increase in partner distributions, primarily related to the Recapitalization. Net cash provided by financing activities increased 21.6% to $32.1 million for the year ended December 31, 1997, as compared to $26.4 million for the year ended December 31, 1996. This increase was due to higher net borrowings to fund capital expenditures and acquisitions, offset by an increase in partner withdrawals.

  The Company has no long-term minimum purchase commitments for rental equipment. Management has budgeted $35 million for net fleet capital expenditures for 2000, exclusive of acquisitions, to be used to replace rental equipment sold as well as increase its total investment in the fleet. In addition to the budgeted capital expenditures, the Company is currently considering several potential acquisitions. In 1999, 1998 and 1997, the Company incurred operating lease expense of approximately $3.1 million related to a sale/leaseback transaction entered into in December 1996. This transaction will require annual payments of approximately $3.1 million through January 2004.

  On January 27, 2000, the Company entered into an agreement to acquire all of the outstanding common stock of Sacramento Valley Crane Service, Inc. The aggregate purchase price was $6.6 million in cash plus assumed liabilities of $5.4 million, subject to certain post-closing purchase price adjustments. Additionally on March 15, 2000, the Company entered into an agreement to acquire the assets of King's Crane Service, Inc. The aggregate purchase price was $4.6 million in cash, subject to certain post-closing purchase price adjustments. The acquisitions will be recorded utilizing the purchase method of accounting.

  In connection with the Recapitalization, the Company incurred significant amounts of debt with interest and principal payments on the Senior Notes and under the Senior Credit Facilities representing significant obligations of the Company. The Company's liquidity needs relate to working capital, debt service, capital expenditures and potential acquisitions.

  The Company intends to fund its working capital, capital expenditures and debt service requirements through cash flows generated from operations and borrowings under the Senior Credit Facilities. The Senior Credit Facilities consist of a $425.0 million, non-amortizing revolving Credit Facility of which a net amount of $221.0 million was drawn at December 31, 1999, a $50.0 million non-amortizing Term Loan and a $250 million First Priority Term Loan. Amounts under the Revolving Credit Facility are available on a revolving basis during the period commencing on July 22, 1998 (the date of the closing) and ending on the sixth anniversary of the closing.

  The Senior Credit Facilities and the Senior Notes contain certain covenants that limit, among other things, the ability of the Company to: (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio. At December 31, 1999, the Company was in full compliance with the financial covenants and expects to remain in compliance for the foreseeable future, including with respect to the minimum interest coverage ratio.

Impact of Recently Issued Accounting Standards

  The Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and required that selected information about operating segments in interim financial statements be reported. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The provisions of SFAS No. 131 were adopted in the year ended December 31 1998, at which time the Company operated in and managed the business as one segment, the equipment rental industry. However, in 1999 as a result of the Carlisle acquisition and the realignment of certain reporting responsibilities, the Company began identifying and managing its business as two operating segments, the equipment rental industry and equipment sales.

  The FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivatives and hedging activities. The pronouncement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Subsequently, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities", which delays implementation of FASB No. 133 to fiscal year 2001. Management has evaluated the impact of this standard on the consolidated financial statements and determined that the standard currently will have no impact on the consolidated financial statements upon adoption.

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

Employee Agreements

  The Partnership has entered into employment contracts with its senior executives. Each employment contract provides for a term of employment, followed by successive one-year renewal terms, unless terminated by either the executive or the Partnership. Each contract provides for a base salary and customary fringe benefits, annual bonus at the Board of Director's discretion, the right of the Partnership to terminate employment for cause and a one-year non-compete period following termination of employment. Unless employment has been terminated for cause, a terminated executive is entitled to payment of base salary during the non-compete period if the executive is otherwise in compliance with the terms of the employment agreement.

Labor Relations

  As of December 31, 1999, the Company had approximately 860 full time employees. Approximately 35 employees were employed at the corporate headquarters in West Mifflin, Pennsylvania and were involved in administrative functions. The remaining employees were located at ACR's various business operations and were engaged in management, sales and marketing, maintenance and administrative functions. In addition, as of December 31 1999, the Company contracted with approximately 1,000 crane operators on an as-needed basis. The majority of these crane operators were unionized and, as of December 31, 1999, approximately 19% of the Company's full time employees were unionized. The Company has never experienced a material work stoppage and considers its overall relations with its work force to be good. There can be no assurance, however, that the Company will not, at some point, be subject to work stoppages by some of its employees or crane operators and, if such events were to occur, that there would not be a material adverse effect on the Company's business, financial condition and results of operations.

Forward Looking Statements

  This report may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs, and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbor created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that such statements will prove to be accurate. Factors which could affect actual future results include the developments relating to the state and local sales and use tax audit and other claims related to investigations or lawsuits. Such factors also include the possibility that increased demand or prices for the Company's services may not occur or continue, changing economic and competitive conditions, technological risks and other risks, changing governmental regulations (including environmental rules and regulations) and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           -----
(1) Consolidated Financial Statements:

   Report of Independent Accountants......................................    18

   Consolidated Balance Sheets--December 31, 1999 and 1998................    19

   Consolidated Statements of Operations for the Years Ended
    December 31, 1999, 1998 and 1997......................................    20

   Consolidated Statements of Partners' Capital for the Years Ended
    December 31, 1999, 1998 and 1997......................................    21

   Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1999, 1998 and 1997......................................    22

   Notes to Consolidated Financial Statements............................. 23-39

(2) Supplementary Financial Data (Unaudited)..............................    39

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
 Anthony Crane Rental, L.P.:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' capital and cash flows present fairly, in all material respects, the financial position of Anthony Crane Rental, L.P. and subsidiaries (collectively, the Partnership) at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 25, 2000, except
 Note 16 as to which date
 is March 15, 2000

                           ANTHONY CRANE RENTAL, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                           ASSETS
Current assets:
  Cash and cash equivalents................................  $  8,980  $  5,633
  Trade accounts receivable, net of allowance for doubtful
   accounts
   of $3,250 and $1,500 in 1999 and 1998, respectively.....    56,910    27,774
  Other receivables........................................     1,974     2,192
  Prepaid expenses and deposits............................     2,165     1,382
                                                             --------  --------
   Total current assets....................................    70,029    36,981
Rental equipment, net of accumulated depreciation of
 $114,027
 and $94,240 in 1999 and 1998, respectively (Note 6).......   491,424   282,679
Property and equipment, net (Note 5).......................    69,314    50,368
Intangible assets, net of accumulated amortization of
 $7,438
 and $3,191 in 1999 and 1998, respectively.................    82,871     3,334
Debt issuance costs, net of accumulated amortization of
 $4,176
 and $1,029 in 1999 and 1998, respectively.................    27,808    16,801
Other assets...............................................       564       497
                                                             --------  --------
   Total assets............................................  $742,010  $390,660
                                                             ========  ========
             LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Book overdraft...........................................  $  4,250  $  1,195
  Accounts payable--trade..................................    17,344     7,890
  Accrued interest.........................................    15,250     9,216
  Accrued wages and employee benefits......................     4,429     2,258
  Accrued taxes, other than income taxes...................     3,395     4,430
  Other accrued liabilities................................     5,138     1,897
  Current portion of long-term debt (Note 6)...............     2,500        --
  Current portion of capital lease obligations.............     1,063        94
                                                             --------  --------
   Total current liabilities...............................    53,369    26,980
                                                             --------  --------
Long-term debt, less current portion (Note 6)..............   672,875   353,000
Long-term portion of capital lease obligations (Note 8)....       520       772
Note payable to Bain (Note 9)..............................       526        --
Other non-current liabilities..............................     2,843     1,684
                                                             --------  --------
   Total liabilities.......................................   730,133   382,436

Commitments and contingencies (Note 8 and 11)
Partners' capital:
  Holdings capital.........................................    13,352    12,115
  Partners' receivable.....................................    (1,524)   (3,950)
  Accumulated other comprehensive income...................        49        59
                                                             --------  --------
   Total partners' capital.................................    11,877     8,224
                                                             --------  --------
     Total liabilities and partners' capital...............  $742,010  $390,660
                                                             ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
Revenues:
  Equipment rentals............................. $264,668  $183,684  $156,408
  Equipment sales...............................   34,446    22,975    27,400
                                                 --------  --------  --------
    Total revenues..............................  299,114   206,659   183,808
                                                 --------  --------  --------
Cost of revenues:
  Cost of equipment rentals.....................  172,078   110,629    97,036
  Cost of equipment sales.......................   29,661    18,920    15,541
                                                 --------  --------  --------
    Total cost of revenues......................  201,739   129,549   112,577
                                                 --------  --------  --------
Gross profit....................................   97,375    77,110    71,231
Selling, general and administrative expenses....   58,171    40,534    35,111
                                                 --------  --------  --------
Income from operations..........................   39,204    36,576    36,120
Interest expense................................   51,208    26,161    13,962
Other income....................................     (177)     (104)   (1,739)
                                                 --------  --------  --------
(Loss) income before taxes and extraordinary
 item...........................................  (11,827)   10,519    23,897
Provision for state taxes.......................      301       220        96
                                                 --------  --------  --------
(Loss) income before extraordinary item.........  (12,128)   10,299    23,801
                                                 --------  --------  --------
Extraordinary item (Note 3).....................       --    15,811        --
                                                 --------  --------  --------
Net (loss) income............................... $(12,128) $ (5,512) $ 23,801
                                                 ========  ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (In thousands)

                                                           Accumulated
                          Compre-                             Other
                          hensive             Predecessor Comprehensive               Total
                           Income   Holdings   Partners      Income      Partners'  Partners'
                           (Loss)   Capital     Capital     (Expense)   Receivables  Capital
                          --------  --------  ----------- ------------- ----------- ---------
Balance at December 31,
 1996...................                  --   $  94,654      $ 157       $(3,950)  $  90,861
Partner withdrawals.....                  --     (13,139)        --            --     (13,139)
Comprehensive income:
  Net income............  $ 23,801        --      23,801         --            --      23,801
  Unrealized investment
   loss on securities...      (107)       --          --       (107)           --        (107)
                          --------  --------   ---------      -----       -------   ---------
Comprehensive income....  $ 23,694
                          ========
Balance at December 31,
 1997...................                  --     105,316         50        (3,950)    101,416
Partner withdrawals.....                  --     (13,891)        --            --     (13,891)
Recapitalization
 expenses...............                  --      (6,886)        --            --      (6,886)
Capital contributions...            $ 55,437          --         --            --      55,437
Partner distributions
 from Recapitalization..                  --    (122,349)        --            --    (122,349)
Comprehensive loss:
  Net loss..............    (5,512)   (1,156)     (4,356)        --            --      (5,512)
  Unrealized investment
   gain on securities...         9        --          --          9            --           9
                          --------
Comprehensive loss......  $ (5,503)
                          ========
Contribution of capital
 to Holdings............             (42,166)     42,166         --            --          --
                                    --------   ---------      -----       -------   ---------
Balance at December 31,
 1998...................            $ 12,115   $      --      $  59       $(3,950)  $   8,224
Partner withdrawals.....              (6,812)         --         --         3,950      (2,862)
Advances to partners....                  --          --         --        (1,524)     (1,524)
Capital contribution for
 Carlisle acquisition...              20,000          --         --            --      20,000
Issuance of partnership
 units..................                 177          --         --            --         177
Comprehensive loss:
  Net loss..............   (12,128)  (12,128)         --         --            --     (12,128)
  Unrealized investment
   loss on securities...       (10)       --          --        (10)           --         (10)
                          --------  --------   ---------      -----       -------   ---------
Comprehensive loss......  $(12,138)
                          ========
Balance at December 31,
 1999...................            $ 13,352   $      --      $  49       $(1,524)  $  11,877
                                    ========   =========      =====       =======   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                  Year Ended December 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  --------
Cash flows from operating activities:
 Net (loss) income............................. $ (12,128) $  (5,512) $ 23,801
 Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
   Depreciation and amortization...............    44,229     26,725    21,905
   Amortization of debt issuance costs.........     3,147      1,320       359
   Net gains on used rental equipment sales....    (2,499)    (2,804)  (10,659)
   Net losses (gains) on other asset
    disposition................................         2       (146)   (1,657)
   Provisions for bad debts....................     2,061        475       428
   Deferred income tax provision...............       301        220        96
   Extraordinary item--loss on early
    extinguishment of debt.....................        --     15,811        --
 Increase (decrease) in cash from changes in
  (excluding the effects of acquisitions):
   Trade accounts receivable...................   (11,357)    (3,883)   (4,709)
   Other receivables...........................     2,268        404    (2,011)
   Prepaid expenses and deposits...............      (647)       178      (298)
   Other non-current assets....................      (242)        --        39
   Accounts payable--trade.....................    (3,938)    (6,063)     (447)
   Accrued interest............................     6,034      6,686       577
   Accrued wages and employee benefits.........     2,171        514       182
   Accrued taxes, other than income taxes......       791        761     2,642
   Other accrued liabilities...................    (3,078)       447       449
                                                ---------  ---------  --------
     Net cash provided by operating
      activities............................... $  27,115  $  35,133  $ 30,697
                                                ---------  ---------  --------
Cash flows from investing activities:
 Cash paid for business acquisitions, net of
  cash acquired................................  (200,463)    (2,936)   (4,050)
 Proceeds from sale of fixed assets including
  rental equipment.............................    16,527     14,424    22,532
 Proceeds from sale of property................        --      6,055        --
 Capital expenditures..........................  (139,606)  (102,526)  (85,641)
 Other.........................................         2       (106)      183
                                                ---------  ---------  --------
     Net cash used in investing activities..... $(323,540) $ (85,089) $(66,976)
                                                ---------  ---------  --------
Cash flows from financing activities:
 Change in book overdraft......................     3,055      1,195        --
 Proceeds from issuance of debt................   427,000    383,000   108,000
 Payments on debt..............................  (104,625)  (215,000)  (63,000)
 Extinguishment of debt from business
  acquisitions.................................        --       (684)       --
 Capital contributions.........................       177         --        --
 Advances to partners..........................      (997)        --        --
 Payments under capital leases.................    (7,053)       (95)      (74)
 Expenditures for debt issuances costs and
  other intangibles............................   (16,475)   (18,026)   (1,147)
 Proceeds of Recapitalization, net of
  transaction expenses of $1,635...............        --     55,437        --
 Prepayment penalties as a result of early
  extinguishment of debt.......................        --    (15,076)       --
 Partner withdrawals including
  Recapitalization expenses....................    (1,310)  (139,537)  (11,713)
                                                ---------  ---------  --------
     Net cash provided by financing
      activities...............................   299,772     51,214    32,066
                                                ---------  ---------  --------
     Net increase (decrease) in cash and cash
      equivalents..............................     3,347      1,258    (4,213)
Cash and cash equivalents, beginning of year...     5,633      4,375     8,588
                                                ---------  ---------  --------
Cash and cash equivalents, end of year......... $   8,980  $   5,633  $  4,375
                                                =========  =========  ========
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for interest...... $  45,423  $  19,535  $ 13,026
                                                =========  =========  ========
Noncash investing and financing activities:
 Assets acquired under capital lease
  obligations..................................        --         --  $  1,035
                                                =========  =========  ========
 Expenditures for rental equipment purchases
  included in accounts payable................. $   9,675  $   5,205  $  5,491
                                                =========  =========  ========
 Receivable from sale of property..............        --         --  $  6,055
                                                =========  =========  ========
 Noncash partner withdrawals................... $   1,350  $   3,589  $  1,426
                                                =========  =========  ========
 Noncash advance to partner.................... $     526         --        --
                                                =========  =========  ========
 Noncash capital contribution from Holdings
  related to Carlisle acquisition.............. $  20,000         --        --
                                                =========  =========  ========
 Noncash rental equipment transfers............ $   5,064  $   7,781        --
                                                =========  =========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          ANTHONY CRANE RENTAL, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (In Thousands)

1. Description of Business

  Anthony Crane Rental, L.P. (the "Partnership" or the "Company"), and its subsidiaries are engaged in the rental of cranes and other heavy equipment primarily for industrial maintenance and construction to a variety of companies in the petrochemical, paper, steel, utility, mining and multiple other industries. The Partnership provides twenty-four hour service, seven days a week to customers principally in the United States. The Partnership also sells new and used equipment to commercial construction, industrial and residential users.

2. Basis of Presentation

  The consolidated financial statements include the accounts of the Partnership and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Prior to the Recapitalization of the Partnership on July 22, 1998 (refer to
Note 3), the partners of the Partnership consisted of Anthony Crane Rental, Inc., as general partner; and ACR Acquisitions, Inc., Anthony Crane Rental of Georgia, Inc., Anthony Crane Rental of Texas, Inc. and Anthony Iron and Metal Company, as limited partners (collectively referred to hereafter as the "Predecessor Partners"). All of these entities were under common control of Ray G. Anthony (Mr. Anthony). Effective with the Recapitalization, the partners of the Partnership now include Holdings, which owns 99% (which in turn is owned 82% by the Equity Investors (as defined in Note 3) and the Predecessor Partners, which retained an 18% common interest in Holdings) and ACR Management L.L.C., the General Partner holding a 1% interest in the partnership.

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

3. Recapitalization

  On June 1, 1998, the Partnership entered into a recapitalization agreement with Bain/ACR, L.L.C. (Bain), pursuant to which Bain and certain members of senior management of the Partnership (collectively the "Equity Investors") indirectly acquired through Holdings an 82% ownership interest in the Partnership (the "Recapitalization"). Effective July 22, 1998, the Recapitalization was consummated and the Partnership incurred new debt obligations, repaid its outstanding Senior Notes and Credit Agreement obligations, restructured certain of its outstanding Partnership interests and distributed approximately $122.3 million in cash and property with a net book value of approximately $3.6 million to the Predecessor Partners. In connection with the repayment of its outstanding debt obligations, the Partnership incurred approximately $15.1 million in prepayment penalties and wrote-off deferred financing costs of approximately $0.8 million which are reflected as an extraordinary item in the consolidated statement of operations for the year ended December 31, 1998.

  The Recapitalization was funded by: (i) a notes offering by the Company with gross proceeds of $155 million, (ii) a discount debentures offering by Holdings with proceeds of $25 million, (iii) a $33.6 million

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)

contribution to Holdings by the Equity Investors, (iv) $125 million of borrowings by the Company under a revolving credit facility of a new senior credit facility and (v) $50 million of borrowings by the Company under the term loan facility of a new senior credit facility. In addition, as part of the Recapitalization considerations, Holdings distributed $22.5 million of Senior Preferred Units to the Predecessor Partners.

  The Recapitalization Agreement provided for an adjustment of the distribution made to the Predecessor Partners based on consolidated net worth (as defined in the Recapitalization Agreement), as of the closing date. Pursuant to this Agreement, on April 29, 1999, the Predecessor Partners were paid $1.3 million, representing an adjustment to the distribution amount paid in connection with the Recapitalization, and $3.8 million of proceeds escrowed in connection with the Recapitalization were released to the Predecessor Partners.

4. Summary of Significant Accounting Policies

 Cash and Cash Equivalents

  For purposes of the consolidated statements of cash flows, the Partnership considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

  Book overdraft represents outstanding checks in excess of related bank balances.

 Investment Securities

  Investment securities, included in other assets, are classified as available for sale and are recorded at the aggregate fair market value determined at the balance sheet dates. Gross unrealized investment gains/losses are included as a separate component of partners' capital.

 Rental Equipment and Property and Equipment

  Rental equipment and property and equipment are stated at cost less accumulated depreciation.

  Major renewals and improvements are charged to the property and equipment accounts, while replacements, maintenance and repairs which do not improve or extend the useful lives of the respective assets are expensed. Upon disposition or retirement of property and equipment, the cost and the related accumulated depreciation are removed from the accounts and any gain or loss is recorded in results of operations. Depreciation of rental equipment and property and equipment is computed using the straight-line method based on the estimated useful lives of the assets and an established salvage value for certain rental equipment ranging from 15% to 35%.

  The useful lives of rental equipment and property and equipment are as follows:

                                                                          Life
                                                                        in Years
                                                                        --------
   Rental equipment:
     Cranes, lifts and other heavy equipment...........................  8-12.5
   Property and equipment:
     Buildings and improvements........................................    5-30
     Motor vehicles and trailers.......................................     3-8
     Machinery and tools...............................................     3-8
     Furniture, fixtures and office equipment..........................    5-10

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)

 Intangible Assets

  Intangible assets consist of noncompetition agreements, customer lists, trade names and unidentifiable goodwill related to various business acquisitions. These assets are being amortized using the straight-line method over periods ranging from 2 to 20 years. The Partnership periodically reviews the carrying value of intangible assets and will recognize impairments when the expected future operating cash flow derived from such intangible assets is less than their carrying value.

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

 Other Income

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

 Concentration of Credit Risk

  Financial instruments which potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash and accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Partnership's customer base and their geographic dispersion. The Partnership generally does not require collateral on accounts receivable. As of December 31, 1999 and 1998, the Partnership had no significant concentrations of credit risk.

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

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)

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

 Recent Accounting Pronouncements

  The Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and required that selected information about operating segments in interim financial statements be reported. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The provisions of SFAS No. 131 were adopted in the year ended December 31, 1998, at which time the Company operated in and managed the business as one segment, the equipment rental industry. However, in 1999 as a result of the Carlisle acquisition and the realignment of certain reporting responsibilities, the Company began identifying and managing its business as two operating segments, the equipment rental industry and equipment sales (refer to Note 14).

  The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivatives and hedging activities. The pronouncement was originally effective for fiscal quarters of fiscal years beginning after June 15, 1999. Subsequently, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities", which delays implementation of FASB No. 133 to fiscal year 2001. Management has evaluated the impact of this standard on the consolidated financial statements, and determined that the standard currently will have no impact on the consolidated financial statements upon adoption.

5. Property and Equipment

  Property and equipment consist of the following as of December 31:

                                                               1999      1998
                                                             --------  --------
   Land..................................................... $ 10,048  $ 10,005
   Buildings and improvements...............................   19,897    15,852
   Motor vehicles and trailers..............................   43,768    31,414
   Machinery and tools......................................    4,694     4,090
   Furniture, fixtures and office equipment.................    4,091     2,896
   Spare equipment parts....................................   10,359     4,615
                                                             --------  --------
                                                               92,857    68,872
   Less accumulated depreciation and amortization...........  (23,543)  (18,504)
                                                             --------  --------
                                                             $ 69,314  $ 50,368
                                                             ========  ========

  Depreciation expense for rental equipment and property and equipment was approximately $39,982, $26,206, and $21,405 in 1999, 1998 and 1997,
respectively.

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)

6. Long-Term Debt

  Long-term debt consists of the following as of December 31:

                                                                1999     1998
                                                              -------- --------
   10 3/8% Company Senior Notes, due 2008 (A)................ $155,000 $155,000
   Senior Credit Facility of the Company (B)
     Revolving Credit Facility...............................  221,000  148,000
     Term Loan...............................................   50,000   50,000
     First Priority Term Loan................................  249,375       --
                                                              -------- --------
                                                               675,375  353,000
   Less current portion of long-term debt....................    2,500       --
                                                              -------- --------
                                                              $672,875 $353,000
                                                              ======== ========

--------
(A) The Senior Notes of $155 million were issued in connection with the Recapitalization (refer to Note 3) and will mature on August 1, 2008. Interest on the Senior Notes accrues at the rate of 10 3/8% per annum from the issue date and is payable semi-annually.

     The Senior Notes are not redeemable prior to August 1, 2003. Thereafter, the Senior Notes may be redeemed at any time at the option of the Company at premium percentages ranging between approximately 105% and 102% (based on the year of redemption) if redeemed after August 1, 2003, but before August 1, 2006. Subsequent to August 1, 2006, the Senior Notes may be redeemed at no premium to the Company. Notwithstanding the foregoing, at any time prior to August 1, 2001, the Company may on any one or more occasions redeem a total of up to 35% of the aggregate principal amount of the Senior Notes originally issued under the Senior Note Indenture at a redemption price of approximately 110 3/8% of the principal if that redemption is paid for with the proceeds of an equity offering.

     The Senior Note Indenture contains certain restrictive covenants that limit, among other things, the ability of the Company to make distributions, incur additional indebtedness, consolidate or sell substantially all of its assets, and enter into transactions with related parties.

(B) The Senior Credit Facilities, as amended in conjunction with the Carlisle acquisition, consist of a $425.0 million six-year non-amortizing Revolving Credit Facility, a $50.0 million eight-year non-amortizing Term Loan and a $250.0 million seven-year First Priority Term Loan. The Revolving Credit Facility is available on a revolving basis subject to a borrowing base during the period commencing on the date of the Closing of the recapitalization transaction (July 22, 1998) and ending on the date that is six years after the date of the Closing. At the Company's option, loans made under the Revolving Credit Facility bear interest at either
     (i) the Base Rate (defined as the highest of the rate of interest announced publicly by Fleet National Bank from time to time as its prime rate or the Federal funds effective rate from time to time plus 0.50%) plus a margin of 1.50%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted London Interbank Offered Rate ("LIBO") plus a margin of 2.5%, subject to adjustment based on a leverage test. The Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 1.75%, or (ii) the reserve-adjusted LIBO rate plus a margin of 2.75%. The First Priority Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 2.25%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted LIBO rate plus a margin of 3.25%, subject to adjustment based on a leverage test.

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)

   Revolving loans may be borrowed, repaid and reborrowed from time to time until six years after the closing of the Senior Credit Facilities. The Term Loan may be repaid at any time but is subject to certain call protections and must be repaid in full eight years after the closing of the Senior Credit Facilities. The First Priority Term Loans will be amortized in an annual amount equal to 1% of the aggregate principal amount thereof with the unpaid balance thereof payable in full on July 20, 2006.

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

   The aggregate principal debt maturities of long-term debt for the next five years are as follows:

   2000................................................................   $2,500
   2001................................................................    2,500
   2002................................................................    2,500
   2003................................................................    2,500
   2004................................................................    2,500
   Thereafter..........................................................  662,875
                                                                        --------
                                                                        $675,375
                                                                        ========

7. Business Acquisitions

  On July 1, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities and obligations relating to the operations of the businesses of Carlisle Construction Co., Inc., and its subsidiaries (Carlisle). The acquisition was accounted for as a purchase and, accordingly, Carlisle's results of operations are included in the consolidated financial statements since the date of acquisition. The purchase price at closing was approximately $177.5 million, consisting of (1) $20.0 million of Class B preferred units of Holdings; (2) the retirement of $71.6 million of Carlisle debt, including prepayment penalties and certain other

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)

expenses of $3 million; and (3) $85.9 million in cash. The cash payment and the retirement of the Carlisle debt were funded through borrowings under the Company's Senior Credit Facilities. The purchase price has been allocated to Carlisle's assets and liabilities based upon their respective fair market values. The excess of the purchase price over the fair value of assets acquired approximated $76.7 million. In December 1999, the Company received an independent valuation of the intangible assets, which identified the Carlisle trade name and customer lists as the majority of identifiable goodwill resulting from the purchase. The intangible assets are being amortized over ten to twenty years.

  On June 4, 1999, the Company acquired substantially all of the assets and assumed certain liabilities and obligations of Dunn Equipment, Inc.; Texas Matt & Rigging, Inc.; J. Dunn and J. Dunn, Inc.; Houston Industrial Services, Inc.; and D & D Leasing, Inc. (collectively the "Dunn Companies") The purchase price at closing was approximately $30.6 million in cash, which was financed through borrowings under the Company's Senior Credit Facilities. The acquisition was accounted for under the purchase method of accounting and, accordingly the purchase price has been allocated to the assets acquired, principally consisting of equipment, based on their estimated fair values at the date of acquisition. Goodwill in the amount of $3.4 million was recorded as a result of the acquisition and is being amortized over ten years.

  The unaudited pro forma combined historical results, as if Carlisle and the Dunn Companies had been acquired at the beginning of the years ended December 31, 1999 and 1998, respectively, are estimated to be:

                                                         Pro Forma Year Ended
                                                       -------------------------
                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
Total revenues........................................   $356,911     $319,618
Net loss..............................................   $(10,988)    $(10,207)

  The unaudited pro forma consolidated results are not necessarily indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor are they necessarily indicative of future consolidated results.

  On March 31, 1999, the Company acquired all of the outstanding common stock of Husky Crane, Inc. (Husky Crane) and certain assets of Paradise Equipment Company, a limited partnership in which the 100% stockholder of Husky Crane is the majority partner, as well as certain other assets owned personally by this stockholder. The purchase price for the acquisition at closing was approximately $8.5 million in cash with an additional payment of $.5 million payable to the seller contingent upon the satisfaction of certain defined criteria. Management believes that it is probable that the seller will satisfy the defined criteria and accordingly, the Company has included the $.5 million payable to the seller as part of the purchase price. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired, principally consisting of equipment, based on their estimated fair values at the date of acquisition. Goodwill in the amount of $1.3 million was recorded as a result of the acquisition and is being amortized over five years.

  On December 1, 1999, the Company acquired substantially all of the assets and assumed substantially al of the liabilities and obligations relating to the operations of Capitol Crane Rental, Inc. ("Capitol"). The purchase price at closing was approximately $3.5 million in cash, which was financed through borrowings under the Company's Senior Credit Facilities. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired, principally consisting of equipment,

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)

based on their fair values at the date of acquisition. Goodwill in the amount of $.4 million was recorded as a result of the acquisition and is being amortized over 10 years.

  Certain required pro forma financial information related to the Husky Crane and Capitol acquisitions have not been presented since the acquisitions were not material to the Partnership's consolidated financial position or its consolidated results of operations.

  In 1998, the Company entered into an agreement to acquire certain tangible and intangible assets from a related party (refer to Note 9). The purchase price for the acquisition at closing was approximately $2.9 million in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets required, principally consisting of equipment, based on their estimated fair values at the date of the acquisition. Goodwill in the amount of $1.9 million was recorded as a result of the acquisition and is being amortized over five years.

8. Lease Commitments

  The Partnership leases various pieces of property and equipment under long-term operating lease agreements with third parties.

  The approximate future minimum lease payments under these agreements are as follows:

   Year ending December 31:
     2000................................................................ $4,271
     2001................................................................  4,271
     2002................................................................  4,271
     2003................................................................  3,643
     2004................................................................    144

  Total rental expense for all leases exclusive of related party leases discussed in Note 9 approximated $4,267, $4,950, and $5,230 in 1999, 1998 and 1997, respectively.

  In connection with the acquisition discussed in Note 7, the Partnership assumed capital lease obligations totaling $6.9 million, which were paid off using proceeds from the Partnership's Senior Credit Facilities.

  In April 1997, the Partnership entered into a capital lease agreement for the lease of twenty trucks. The lease has a term of three years with a bargain purchase option at the end of the lease agreement. Interest rates under the capital lease agreement range from approximately 19% to 22%.

  The following is a schedule of future minimum lease payments under the capital lease agreement together with the present value of the net minimum lease payments as of December 31, 1999:

   Year ending December 31:
     2000............................................................... $1,182
     2001...............................................................    356
     2002...............................................................    156
     2003...............................................................     46
                                                                         ------
   Total minimum lease payments.........................................  1,740
   Less amount representing interest....................................    157
                                                                         ------
   Present value of minimum lease payments..............................   1583
   Less current portion.................................................  1,063
                                                                         ------
                                                                         $  520
                                                                         ======

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


  Included in rental equipment is cost and accumulated depreciation for these leased assets of approximately $1,716 and $455, respectively, at December 31, 1999 and $1,035 and $215, respectively, at December 31, 1998.

9. Related Party Transactions

  The Partnership periodically rents and sells equipment to affiliated companies. Rental revenues from such transactions totaled $293, $498 and $682 and gross proceeds from equipment sales totaled $325, $670 and $119 in 1999, 1998 and 1997, respectively. In addition, the Partnership rents equipment, utilizes personnel and purchases equipment from affiliated companies. Expenses from such transactions totaled $91, $351, and $652 in 1999, 1998 and 1997, respectively and purchases of equipment totaled $79 and $218 in 1998 and 1997, respectively. There were no such purchases of equipment in 1999.

  The net amounts due from these affiliated companies totaled $615 and $911 at December 31, 1999 and 1998, respectively.

  Subsequent to the Recapitalization, the Partnership also reimburses Mr. Anthony for the Partnership's use of his personal airplanes. Such reimbursements totaled $282 and $234 in 1999 and 1998.

  In connection with an executive's purchase of an equity participation agreement, the Company has recorded a liability of $526 due to Bain with a corresponding partners' receivable included in the partners' capital section of the accompanying 1999 consolidated balance sheet.

  In connection with a management service agreement entered into with Bain Capital, Inc. ("Bain Capital"), which provides for an annual fee of $1 million plus expenses, the Partnership paid approximately $1,083 and $463 in fees and expenses to Bain Capital in 1999 and 1998, respectively.

  In connection with the Carlisle acquisition and the Amendment of the Company's Senior Credit Facilities to finance the acquisition, the Company paid Bain Capital transaction fees aggregating $4.2 million.

  The Partnership leases certain property from a partner under operating lease arrangements that contain annual renewal options, as presented below:

                                                                                   1999
     Description                      Location                                 Lease Expense
     -----------                      --------                                 -------------
   Regional office                Wilder, Kentucky                                 $208
   Regional office                Orlando, Florida                                   42
   Regional office                Dayton, Oh                                         30
   Regional office                Indianapolis, IN                                   40
                                                                                   ----
                                                                                   $320
                                                                                   ====

  In addition, the partnership leases certain equipment from a partner under long-term operating lease arrangements. Total rental expense for these leases approximated $38 in 1999. Future minimum lease payments under the above lease arrangements are as follows:

      2000................................................................. $790
      2001.................................................................  640
      2002.................................................................  640
      2003.................................................................  640
      2004.................................................................  640

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)

  At December 31, 1998, the Partnership had a receivable due from Mr. Anthony totaling $3,950. During 1999, the receivable was treated as a distribution to Mr. Anthony.

  In 1998, the Partnership purchased the net assets of an entity owned by a related party for a purchase price of $2.9 million (refer to Note 7).

10. Employee Benefit Plans

  The Partnership has a profit-sharing defined contribution pension plan covering all non-union employees for all affiliated companies except Carlisle. The contribution to the plan is an amount determined by the Partnership and was one percent of the eligible participant's compensation for 1999, 1998 and 1997.

  The plan also includes a 401(k) savings plan feature that enables employees to make voluntary salary reduction contributions up to 15% of eligible compensation to the plan. The Partnership will match fifty percent of the contributions, up to six percent of the participant's compensation.

  The Partnership also has a 401(k) plan for all eligible employees of Carlisle. The 401(k) savings plan feature enables Carlisle employees to make voluntary salary reduction contributions. The Partnership will match employee contributions, up to three percent of the Participant's compensation. The Partnership may also make discretionary contributions to the plan as determined by the Board of Directors.

  The Partnership's total expense for the profit-sharing and 401(k) savings plans was approximately $816, $680, and $583 in 1999, 1998, and 1997, respectively.

  Union employees of the Partnership are covered by various union-sponsored, collectively bargained, benefit plans. The Partnership's contributions to these multi-employer plans are based on specified amounts per hours worked by the covered union employees. One such plan is underfunded and the unfunded amount is being funded through ongoing contributions by all sponsoring companies. Under certain circumstances, the Partnership may have to accelerate such funding. In 1997, the Partnership paid approximately $600 towards its share of the underfunded plan. Union employees receive union-sponsored benefits such as pension benefits, health and welfare benefits, annuity benefits, industry advancement and apprentice training. The total cost of these union benefits approximated $11,547, $6,877, and $6,162 in 1999, 1998 and 1997, respectively.

  The Partnership also had a deferred compensation plan for certain eligible employees and members of the board of advisors. The participants were credited with one percent of after-tax income annually and vested in annual contributions if employed at year-end. The Partnership had purchased insurance contracts to satisfy all future liabilities relating to the Plan. The Partnership's expense for the deferred compensation plan for 1998, and 1997 was approximately $631, and $250, respectively. This deferred compensation plan was terminated upon completion of the Recapitalization (refer to Note 3).

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

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


  The Company is also the defendant in a lawsuit resulting from negotiations in connection with a proposed acquisition in which the potential seller is seeking contractual damages in excess of $11 million plus other consequential damages that may be provided at trial for breach of contract and the confidentiality provisions in a letter of intent executed between the parties. The lawsuit was recently amended to include a claim that the Company committed fraud in connection with the proposed acquisition. The Company has denied any liability and intends to vigorously defend the claims.

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

  The Company has received an assessment from a local taxing authority in the amount of $1.2 million, including interest and penalties of $.3 million and $.2 million, respectively, as a result of a state and local sales and use tax audit. Although the Company plans to appeal the assessment, a liability of approximately $1.2 million is included in accrued taxes, other than income taxes at December 31, 1999 for this assessment.

12. Disclosures about the Fair Value of Financial Instruments

  The carrying values and fair values of the Company's financial instruments at December 31 consisted of:

                                                1999                1998
                                         ------------------- -------------------
                                         Carrying            Carrying
                                          Value   Fair Value  Value   Fair Value
                                         -------- ---------- -------- ----------
   Cash and cash equivalents............ $  8,980  $  8,980  $  5,633  $  5,633
   Trade accounts receivable............   56,910    56,910    27,774    27,774
   Book overdraft.......................    4,250     4,250     1,195     1,195
   Accounts payable--trade..............   17,344    17,344     7,890     7,890
   Long-term debt.......................  675,375   632,381   353,000   346,963
   Capital lease obligations............    1,583     1,583       866       866

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amounts approximate fair value because of the short maturity of these investments.

Trade accounts receivable, accounts payable-trade and book overdraft: The fair value of receivables, payables and the book overdraft is based on anticipated cash flows and approximates carrying value.

Long-term debt and capital lease obligations: The fair value of long-term debt and capital lease obligations is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


13. Subsidiary Guarantors

  All of the Company's subsidiaries are wholly owned and all of the outstanding debt under the Company's Senior Notes and amended Senior Credit Facility are guaranteed on a full, unconditional and joint and several basis by all of these subsidiaries (the "Guarantor Subsidiaries"). The following summarized financial information presents the financial position, results of operations and cash flows for the Company and Guarantor Subsidiaries as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999. Separate financial statements of the Guarantor Subsidiaries have not been presented because management believes they are not material to investors.

                           ANTHONY CRANE RENTAL, L.P.

                                 (In Thousands)


  The following table summarizes the financial position, results of operations and cash flows for the Company and its guarantor subsidiaries as of and for the year ended December 31, 1999:

                                                December 31, 1999
                            -----------------------------------------------------------
                                                    Other
                            Operating             Guarantor   Intercompany
                             Company   Carlisle  Subsidiaries Eliminations Consolidated
                            ---------  --------  ------------ ------------ ------------
BALANCE SHEET
Assets:
Total current assets......   $ 53,399  $ 20,000    $ 1,188     $  (4,558)   $  70,029
Investment in
 subsidiaries.............     34,776        --         --       (34,776)          --
Rental equipment, net of
 accumulated
 depreciation.............    386,898    94,993      9,533            --      491,424
Property and equipment,
 net of
 accumulated depreciation..    58,619     8,937      1,758            --       69,314
Other assets..............    210,448    74,002         69      (173,276)     111,243
                            ---------  --------    -------     ---------    ---------
 Total assets.............  $ 744,140  $197,932    $12,548     $(212,610)   $ 742,010
                            =========  ========    =======     =========    =========
Liabilities and partners'
 capital:
Total current
 liabilities..............  $  56,375  $  1,359    $   193     $  (4,558)   $  53,369
Long-term debt, less
 current portion..........    672,875   173,276         --      (173,276)     672,875
Other non-current
 liabilities..............      3,190       876         --          (177)       3,889
                            ---------  --------    -------     ---------    ---------
 Total liabilities........    732,440   175,511        193      (178,011)     730,133
Partners' capital.........     11,700    22,421     12,355       (34,599)      11,877
                            ---------  --------    -------     ---------    ---------
 Total liabilities and
  partners' capital.......  $ 744,140  $197,932    $12,548     $(212,610)   $ 742,010
                            =========  ========    =======     =========    =========
STATEMENT OF OPERATIONS
Total revenues............  $ 236,710  $ 54,823    $10,730     $  (3,149)   $ 299,114
                            ---------  --------    -------     ---------    ---------
Total cost of revenues....    164,239    35,611      5,038        (3,149)     201,739
Selling, general and
 administrative...........     48,347     8,875        949            --       58,171
                            ---------  --------    -------     ---------    ---------
Income from operations....     24,124    10,337      4,743            --       39,204
Interest expense and other
 income net...............     41,655     7,918      1,458            --       51,031
                            ---------  --------    -------     ---------    ---------
(Loss) income before
 taxes....................    (17,531)    2,419      3,285            --      (11,827)
Provision for state
 taxes....................        301        --         --            --          301
                            ---------  --------    -------     ---------    ---------
Net (loss) income ........  $ (17,832) $  2,419    $ 3,285     $      --    $ (12,128)
                            =========  ========    =======     =========    =========
STATEMENT OF CASH FLOWS
Net cash provided by
 operating activities.....  $  16,693  $  8,885    $ 3,116     $  (1,579)   $  27,115
                            ---------  --------    -------     ---------    ---------
Net cash used in investing
 activities...............  $(313,749) $ (7,896)   $(3,474)    $   1,579    $(323,540)
                            ---------  --------    -------     ---------    ---------
Net cash provided by (used
 by) financing
 activities...............  $ 299,809  $    (37)   $    --     $      --    $ 299,772
                            ---------  --------    -------     ---------    ---------

                           ANTHONY CRANE RENTAL, L.P.

                                 (In Thousands)


  The following table summarizes the financial position, results of operations and cash flows for the Company and its guarantor subsidiaries as of and for the year ended December 31, 1998:

                                             December 31, 1998
                              -------------------------------------------------
                              Operating   Guarantor   Intercompany
                               Company   Subsidiaries Eliminations Consolidated
                              ---------  ------------ ------------ ------------
BALANCE SHEET
Assets:
Total current assets........  $ 38,480     $ 1,861      $ (3,360)    $ 36,981
Investments in
 subsidiaries...............     9,052          --        (9,052)          --
Rental equipment, net of
 accumulated depreciation...   272,309      10,370            --      282,679
Property and equipment, net
 of accumulated
 depreciation...............    48,704       1,664            --       50,368
Other assets, net...........    20,516         116            --       20,632
                              --------     -------      --------     --------
  Total assets..............  $389,061     $14,011      $(12,412)    $390,660
                              ========     =======      ========     ========
Liabilities and partners'
 capital:
Total current liabilities...  $ 25,381     $ 4,959      $ (3,360)    $ 26,980
Long-term debt, less current
 portion....................   353,000          --            --      353,000
Other non-current
 liabilities................     2,456          --            --        2,456
                              --------     -------      --------     --------
  Total liabilities.........   380,837       4,959        (3,360)     382,436
Partners' capital...........     8,224       9,052        (9,052)       8,224
                              --------     -------      --------     --------
  Total liabilities and
   partners' capital........  $389,061     $14,011      $(12,412)    $390,660
                              ========     =======      ========     ========
STATEMENT OF OPERATIONS
Total revenues..............  $195,713     $10,946            --     $206,659
                              --------     -------      --------     --------
Total cost of revenues......   124,853       4,696            --      129,549
Selling, general and
 administrative.............    38,632       1,902            --       40,534
                              --------     -------      --------     --------
Income from operations......    32,228       4,348            --       36,576
Interest expense and other
 income, net................    25,160         897            --       26,057
                              --------     -------      --------     --------
Income before taxes and
 extraordinary item.........     7,068       3,451            --       10,519
Provision for state taxes...       220          --            --          220
                              --------     -------      --------     --------
Income before extraordinary
 item.......................     6,848       3,451            --       10,299
Extraordinary item..........    15,811          --            --       15,811
                              --------     -------      --------     --------
Net (loss) income ..........  $ (8,963)    $ 3,451            --     $ (5,512)
                              ========     =======      ========     ========
STATEMENT OF CASH FLOWS
Net cash provided by
 operating activities.......  $ 29,672     $ 5,461            --     $ 35,133
                              --------     -------      --------     --------
Net cash used in investing
 activities.................  $(79,367)    $(5,722)           --     $(85,089)
                              --------     -------      --------     --------
Net cash provided by
 financing activities.......  $ 51,214          --            --     $ 51,214
                              --------     -------      --------     --------

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)

  The following table summarizes the results of operations and cash flows for the Company and its guarantor subsidiaries as of and for the year ended December 31, 1997:

                                            December 31, 1997
                             -------------------------------------------------
                             Operating   Guarantor   Intercompany
                              Company   Subsidiaries Eliminations Consolidated
                             ---------  ------------ ------------ ------------
STATEMENT OF OPERATIONS
Total revenues.............. $173,385     $10,423         --        $183,808
                             --------     -------        ---        --------
Total cost of revenues......  107,689       4,888         --         112,577
Selling, general and
 administrative.............   33,067       2,044         --          35,111
                             --------     -------        ---        --------
Income from operations......   32,629       3,491         --          36,120
Interest expense and other
 income, net................   11,683         540         --          12,223
                             --------     -------        ---        --------
Income before taxes.........   20,946       2,951         --          23,897
Provision for state taxes...       96          --         --              96
                             --------     -------        ---        --------
Net income.................. $ 20,850     $ 2,951         --        $ 23,801
                             ========     =======        ===        ========
STATEMENT OF CASH FLOWS
Net cash provided by
 operating activities....... $ 29,399     $ 1,298         --        $ 30,697
                             --------     -------        ---        --------
Net cash used in investing
 activities................. $(66,632)    $  (344)        --        $(66,976)
                             --------     -------        ---        --------
Net cash provided by
 financing activities....... $ 32,066          --         --        $ 32,066
                             --------     -------        ---        --------

14. Operating Segment Information

  Effective January 1 1998, the Company adopted SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 establishes a new method by which companies report operating segment information. This method is based upon the manner in which management organizes the segments within a company for making operating decisions and assessing performance. In 1998, the Company operated in and managed the business as one segment, the equipment rental industry. However, in 1999, as a result of the Carlisle acquisition and the realignment of certain reporting responsibilities, the Company began identifying and managing its business as two operating segments, the equipment rental industry and equipment sales.

  The equipment rentals segment is engaged in the rental of cranes and other heavy equipment primarily for industrial maintenance and construction to a variety of companies in the petrochemical, paper, steel, utility, mining and multiple other industries, throughout the United States. The equipment sales segment sells new and used equipment to commercial construction, industrial and residential users.

  The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies". The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization (EBITDA), as defined to exclude net gains on sales of used equipment.

  The Company does not maintain information about assets for its reportable segments. Accordingly, the items specified in Paragraph 28 of FAS 131 are not applicable. Additionally, the Company has not disclosed prior years' segment data on a comparative basis because management found it impracticable to obtain the comparative data for prior years.

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)

  The table below presents information about reported segments for the year ended December 31:

                                                    Equipment Equipment
                                                    Rentals    Sales     Total
                                                    --------- --------- --------
      1999:
        Revenues................................... $264,668   $34,446  $299,114
        EBITDA..................................... $ 80,174   $   760  $ 80,934

15. Cash Flow Statement

  Supplemental cash flow information with respect to acquisitions discussed in
Note 7 was as follows:

   Detail of Acquisitions:
     Fair value of assets acquired, net of cash acquired.............. $218,825
     Fair value of liabilities assumed................................  (17,862)
     Note payable to Seller...........................................     (500)
                                                                       --------
     Cash paid for acquisitions....................................... $200,463
                                                                       ========

16. Subsequent Events

  On January 27, 2000, the Company entered into an agreement to acquire all of the outstanding common stock of Sacramento Valley Crane Service, Inc. The aggregate purchase price was $6.6 million in cash plus assumed liabilities of approximately $5.4 million, subject to certain post-closing purchase price adjustments. Additionally, on March 15, 2000, the Company entered into an agreement to acquire the assets of King's Crane Service, Inc. The aggregate purchase price was $4.6 million in cash, subject to certain post-closing purchase price adjustments. The acquisitions will be accounted for under the purchase method of accounting.

  On February 29, 2000, the Company entered into an agreement with Van Seumeren USA, Inc. to form a joint venture, AVS Services, L.L.C., to engage in heavy lift services. Under the agreement the Company is obligated to contribute up to $500 as its capital contribution to the joint venture.

                           ANTHONY CRANE RENTAL, L.P.

                                 (In Thousands)

17. Supplementary Financial Data (Unaudited)

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

                                              Quarter Ended
                         -------------------------------------------------------------------
                           March 31         June 30       September 30         December 31
                         --------------  --------------  ------------------   --------------
1998
Total revenues.......... $48,463  100.0% $51,086  100.0% $ 53,982     100.0%  $53,128  100.0%
Gross profit............  17,551   36.2%  20,271   39.7%   20,948      38.8%   18,340   34.5%
Income before income
 taxes..................   4,564    9.4%   5,765   11.3%  (12,635)(a) (23.4%)  (2,986)  (5.6%)
Net income (loss).......   4,504    9.3%   5,765   11.3%  (12,795)(a) (23.7%)  (2,986)  (5.6%)
1999
Total revenues.......... $48,902  100.0% $61,373  100.0% $ 94,294     100.0%  $94,545  100.0%
Gross profit............  17,386   35.6%  20,532   33.5%   30,858      32.7%   28,599   30.2%
Loss before income
 taxes..................  (1,060)   2.2%    (562)   0.9%   (2,465)      2.6%   (7,740)   8.2%
Net loss................  (1,161)   2.4%    (562)   0.9%   (2,465)      2.6%   (7,940)   8.4%

--------
(a) Includes an extraordinary loss of $15,811 associated with refinancing indebtedness in connection with the Recapitalization.

                                   PART III

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

   Name              Age                          Position
   ----              ---                          --------
   Jeffrey J.
    Fenton*........   42 Member of the GP Board and Chief Executive Officer
   David W.
    Mahokey*.......   41 Member of the GP Board and Chief Operating Officer
   Dale A.
    Buckwalter.....   42 Chief Financial Officer
   William F.
    Fabrizio*......   52 Chief Financial Officer
   James M.
    Mullaney.......   48 Executive Vice President--Sales and Marketing
   Andrew D.
    Peters.........   45 Executive Vice President--Administration
   Albert C. Bove..   52 Senior Vice President--West Region
   Joseph M.
    Connelly.......   52 Senior Vice President--Northeast Region
   Ray Graham......   50 Senior Vice President--Southeast Region
   Bryan Carlisle..   35 Senior Vice President--Midwest Region
   Arthur J.
    Innamorato*....   45 Vice President of Corporate Development and General Counsel
   Ray G. Anthony..   61 Member of the GP Board
   Paul Edgerley...   44 Member of the GP Board
   Robert C. Gay...   47 Member of the GP Board
   Andrew B.
    Balson*........   32 Member of the GP Board
   James E. Haas...   63 Member of the GP Board
   Wayne Carlisle..   58 Member of the GP Board
   William B.
    Kania..........   67 Member of the GP Board

  Jeffrey J. Fenton joined the Company on November 1, 1999, as its Chief Executive Officer. As CEO, Mr. Fenton is responsible for the overall strategic direction and management of the Company. Prior to joining the Company, Mr. Fenton was employed by General Electric Company, serving most recently as the President and CEO of GE Capital Modular Space, one of General Electric's business units.

  David W. Mahokey has a total of 17 years of experience in the crane rental business, all of which have been with ACR. As the Chief Operating Officer, Mr. Mahokey oversees the daily operations of the Company. He has a direct dialogue with the regional senior vice presidents and works closely with them regarding the key operations issues at the Company. Mr. Mahokey was appointed Chief Operating Officer upon consummation of the Recapitalization. Prior to that time, he served as the Company's Chief Financial Officer, a position he held since 1991.

  Dale A. Buckwalter has four years public accounting experience and over 11 years of investment banking experience. Mr. Buckwalter became the Company's Chief Financial Officer upon the consummation of the Recapitalization. Prior to that time, Mr. Buckwalter served as the financial advisor for the Company for five years and was primarily responsible for the Company's financing activities during that time. Effective March 3, 2000, Mr. Buckwalter resigned his position as Chief Financial Officer to pursue other interests.

  William F. Fabrizio has 27 years of financial experience, including 17 years with Rockwell International. Most recently, he served as Senior Vice-President and Chief Financial Officer of Motive Power Industries, Inc. Mr. Fabrizio joined the Company as Chief Financial Officer upon the resignation of Dale Buckwalter.

  James M. Mullaney joined the Company on January 3, 2000, as Executive Vice-President of Sales and Marketing. Mr. Mullaney is responsible for all aspects of sales and marketing at the local, regional and national level. Prior to joining the Company, Mr. Mullaney was employed by General Electric serving most recently as Regional Vice President of GE Modular Space.

  Andrew D. Peters joined the Company on February 14, 2000, as Executive Vice-President--Administration. Mr. Peters is responsible for both the strategic direction and day-to-day management of human resources, risk management and environmental health and safety. Prior to joining the Company, Mr. Peters was employed by Dick Corporation, where he held the position of Senior Vice President of Human Resources.

  Albert C. Bove has more than 27 years of experience in the crane rental and general construction industries, 22 of which have been with ACR. Since 1996, Mr. Bove has served as the Senior Vice President--West Region. Prior to this time, Mr. Bove served as the Yard Manager of the Company's Phoenix yard, a position he held since 1992.

  Joseph M. Connelly has nearly 27 years of experience in construction and engineering, the last seven of which have been with ACR. Mr. Connelly has responsibility for the Company's quality control programs and oversees the operations of the Company's Northeast region.

  Ray Graham has 28 years of experience in the crane rental industry, the last ten of which have been with ACR. Mr. Graham started his career as a crane operator and has been in a management position for the past 16 years. For the past five years, Mr. Graham has been responsible for the Southeast region.

  Bryan Carlisle has over 20 years experience in the crane rental and construction industries, all with Carlisle. Mr. Carlisle became the Senior Vice President of the Company's Midwest Region upon consummation of the Carlisle acquisition.

  Arthur J. Innamorato has 21 years of legal and public accounting experience and has been a valued advisor to the Company for five years. He assumed the position as General Counsel upon the consummation of the Recapitalization and is responsible for managing the legal affairs of the Company. Mr. Innamorato is also involved in strategic planning and the Company's external growth initiatives.

  Ray G. Anthony was the founder of Anthony Crane Rental, L.P. and currently serves on its board. Mr. Anthony is Chief Executive Officer of Dallas Holdings, Century Steel Erectors, Tiger Trucking Company, Inc. and other business ventures.

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

  Wayne Carlisle has over 40 years experience in the crane rental and construction industries and is a recognized expert in heavy-lift and transportation services, demolition, excavation projects, as well as general development and construction management. Mr. Carlisle serves as a director of PNC Bank, The Kentucky Racing Commission, the Special Subcommittee on Economic Development Structure for Kentucky, Northern Kentucky Convention Center Corporation, the H.C. Nutting Company and the Building and Grounds Committee for the Zoological Society of Cincinnati.

  William B. Kania has been Senior Partner of W.B. Kania & Associates, CPAs since 1987. Mr Kania is a Director of BT Financial Corporation, Chairman of North Fayette County Municipal Authority and Vice Chairman of Fayette County Industrial Development Authority. He was also a Director of Fayette Bank & Trust Company from 1989 to 1997.

ITEM 11. Executive Compensation

  The following tables set forth information concerning the annual and long-term compensation for services in all capacities to the Partnership for 1999 and 1998 of those persons who served as (i) Chief Executive Officer during the year, and (ii) the other four most highly compensated executive officers of the Company for 1999 and 1998 collectively, the "Named Executive Officers".

                          Summary Compensation Table

                                                      Annual Compensation
                                               ---------------------------------
                                                                  Other Annual
Name and Principal Position              Year  Salary   Bonus   Compensation (1)
----------------------------             ----- ------- -------- ----------------
Jeffrey J. Fenton, Chief Executive
 Officer...............................  1999  $56,250 $100,000          --
David W. Mahokey, Chief Operating
 Officer...............................  1999  303,977   30,000          --
Albert C. Bove, Senior Vice President--
 Western Region........................  1999  173,229       --          --
Ray Graham, Senior Vice President--
 Southeast Region......................  1999  172,428       --          --
Joseph M. Connelly, Senior Vice-
 President--Northeast Region...........  1999  170,640       --          --
Ray G. Anthony, Chairman and Chief
 Executive Officer.....................  1998  338,623   15,000          --
Richard Rossi, Vice President of
 Administration........................  1998   57,748   25,000     308,500
Frank Hanjorgiris, Vice President of
 Sales and Marketing...................  1998  147,447   25,000     184,442
Michael Corn, Senior Vice President--
 Southeast Region......................  1998  126,586   96,000      34,931
Albert C. Bove, Senior Vice President--
 Western Region........................  1998  105,200   69,714      59,755

--------
(1) Represents commissions earned on the sale of new and used rental equipment and on insurance settlements, and deferred compensation.

Pension Plans

  The Partnership has a profit-sharing defined contribution pension plan covering all non-union employees for all affiliated companies except Carlisle. The contribution to the plan is an amount determined by the Partnership and was one percent of the eligible participant's compensation for 1999, 1998 and 1997.

  The plan also includes a 401(k) savings plan feature that enables employees to make voluntary salary reduction contributions up to 15% of eligible compensation to the plan. The Partnership will match fifty percent of the contributions, up to six percent of the participant's compensation.

  The Partnership also has a 401(k) plan for all eligible employees of Carlisle. The 401(k) savings plan feature enables Carlisle employees to make voluntary salary reduction contributions. The Partnership will match employee contributions, up to three percent of the participant's compensation. The Partnership may also make discretionary contributions to the plan as determined by the Board of Directors.

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

Employment Agreements

  The Partnership has entered into employment contracts with its senior executives. Each employment contract provides for a term of employment, followed by successive one-year renewal terms, unless terminated by either the executive or the Partnership. Each contract provides for a base salary and customary fringe benefits, annual bonus at the Board of Director's discretion, the right of the Partnership to terminate employment for cause and a one-year non-compete period following termination of employment. Unless employment has been terminated for cause, a terminated executive is entitled to payment of base salary during the non-compete period if the executive is otherwise in compliance with the terms of the employment agreement.

Management Equity Participation

  In connection with the Recapitalization, members of management purchased approximately 5.5% of the common partnership interests of Holdings. On May 28, 1999, members of management purchased approximately 9.0% of the common partnership interests of Holdings. In addition, in order to provide additional financial incentives to management, certain members of management have been given the opportunity to purchase additional equity which constitutes approximately 6.5% of the common partnership interests of Holdings. Such additional equity has been and is expected to be granted periodically, and such equity vests upon the occurrence of certain events.

Compensation of Members of the GP Board

  Members of the GP Board will not he compensated in connection with services provided in such capacity except for one member who receives a minimal fee. Members of the GP Board will be reimbursed for any out-of-pocket expenses incurred in traveling to and from meetings of the GP Board.

Compensation, Audit and Executive Committees

  The GP Board has established an Audit Committee, Compensation Committee and Executive Committee. The current members of the Audit Committee are Messrs. Kania, Edgerley and W. Carlisle. The Audit Committee oversees actions taken by the Company's independent auditors, recommends the engagement of auditors and reviews the Company's internal accounting policies and practices. The current members of the Compensation Committee are Messrs. Fenton, Edgerley and Haas. The Compensation Committee approves the compensation of executives of the Company and makes recommendations to the GP Board with respect to standards for setting compensation levels. The current members of the Executive Committee are Messrs. Edgerley, Gay and Fenton. The Executive Committee establishes Company governance policies and review various business and organizational matters not requiring full board approval.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

                                              Number of          Percentage of
                                          Common Partnership  Common Partnership
                                            Interests on a       Interest on a
Name and Address of Beneficial Owner     Fully Diluted Basis  Fully Diluted Basis
-------------------------------------    -------------------- -------------------
Bain/ACR, L.L.C.(1).....................     3,236,342.79            63.4%
  c/o Bain Capital, Inc.
  Two Copley Place Boston, MA 02116

Anthony Iron and Metal Company..........       802,341.20            15.7%
  c/o Anthony Crane Rental, L.P.
  1165 Camp Hollow Road West Mifflin, PA
   15122

Ray G. Anthony(2).......................       802,341.20            15.7%
  c/o Anthony Crane Rental, L.P.
  1165 Camp Hollow Road West Mifflin, PA
   15122

Jeffrey J. Fenton.......................       152,007.86             3.0%
  c/o Anthony Crane Rental, L.P.
  1165 Camp Hollow Road West Mifflin, PA
   15122

David W. Mahokey........................       312,002.41             6.1%
  c/o Anthony Crane Rental, L.P.
  1165 Camp Hollow Road West Mifflin, PA
   15122

Paul Edgerley(1)........................     3,236,342.79            63.4%
  c/o Bain Capital, Inc.
  Two Copley Place Boston, MA 02116

Robert C. Gay(1)........................     3,236,342.79            63.4%
  c/o Bain Capital, Inc.
  Two Copley Place Boston, MA 02116

Andrew B. Balson(1).....................     3,236,342.79            63.4%
  c/o Bain Capital, Inc.
  Two Copley Place Boston, MA 02116

James E. Haas(3)........................       233,333.33             4.6%
  c/o Haas Family Limited Partnership
  745 Beach View Drive Boca Grande, FL
   33921

Albert C. Bove..........................        78,000.53             1.5%
  c/o Anthony Crane Rental, L.P.
  1165 Camp Hollow Road West Mifflin, PA
   15122

William B. Kania........................        17,393.74             0.3%
  c/o Anthony Crane Rental, L.P.
  1165 Camp Hollow Road West Mifflin, PA
   15122

All directors and executive (1)(2)(3)...     4,679,413.73            91.6%
  officers as a group (12 persons)

--------
(1) Messrs. Edgerley, Gay and Balson are the sole members of the Board of Managers of Bain/ACR, L.L.C. Each of Messrs. Edgerley, Gay and Balson may be deemed to beneficially own interests owned by Bain/ACR, L.L.C. Each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest.

(2) Mr. Anthony is a General Partner of Anthony Iron and Metal Company ("AIM"). Accordingly, Mr. Anthony may be deemed to beneficially own interests owned by AIM. Mr. Anthony disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest.

(3) Mr. Haas is a General Partner of Haas Family Limited Partnership ("HFLP"), a member of the Equity Investors. Accordingly, Mr. Haas may be deemed to beneficially own interests beneficially owned by HFLP. Mr. Haas disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest.

ITEM 13. Certain Relationships and Related Transactions

Securityholders Agreement

  Upon the consummation of the Recapitalization, Holdings, the General Partner, the Equity Investors and the Predecessor Partners entered into a securityholders agreement (the "Securityholders Agreement"). The Securityholders Agreement: (i) restricts the transfer of the equity interests of Holdings; (ii) grants tag-along rights on certain transfers of equity interests of Holdings; (iii) requires each of the Equity Investors and the Predecessor Partners to consent to a sale of Holdings to an independent third party if such sale is approved by a majority of the then outstanding equity interests of Holdings; and (iv) grants preemptive rights on certain issuances of equity interests of Holdings. The foregoing provisions of the Securityholders Agreement will terminate upon the consummation of an Initial Public Offering (as defined in the Securityholders Agreement) or a Liquidity Event. For purposes of the Securityholders Agreement, "Liquidity Event" means
(a) any sale to an Independent Third Party of all or substantially all (as defined in the Model Business Corporation Act) of the assets of Holdings and its Subsidiaries on a consolidated basis in one transaction or series of related transactions, (b) any sale to an Independent Third Party of all or substantially all of the Common Units (as defined) (or a transaction having a similar effect as contemplated by Section 13.9 of the Holdings Partnership Agreement (as defined)) in one transaction or series of related transactions, but excluding any sales of Common Units in a Public Sale (as defined in the Securityholders Agreement) or (c) a merger or consolidation or other transaction which accomplishes one of the foregoing. Certain equity holders and directors of Holdings, including Bain, and certain other related parties received one-time transaction fees aggregating $8.8 million upon consummation of the Recapitalization.

Advisory Agreement

  In connection with the Recapitalization, the Company entered into an advisory agreement (the "Advisory Agreement") with Bain Capital, Inc. ("Bain Capital") pursuant to which Bain Capital agreed to provide: (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by the Company and Bain Capital. In exchange for such services, Bain Capital will receive (i) an annual management fee of $1.0 million, plus reasonable out-of-pocket expenses (payable quarterly) and (ii) a transaction fee in an amount in accordance with the general practices of Bain Capital at the time of the consummation of any additional acquisition or divestiture by the Company and of each financing or refinancing. The Advisory Agreement has an initial term of ten years subject to automatic one-year extensions (unless the Company or Bain Capital provides written notice of termination), provided that the Advisory Agreement will terminate automatically upon the consummation of a transaction involving a sale of all or substantially all of the assets or partnership interests of the Company. In connection with the 1999 Carlisle acquisition and entering into the Amendment of the Senior Credit Facilities, Bain Capital received transaction fees aggregating $4.2 million.

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

Holdings Preferred Units

  Upon the consummation of the Recapitalization, Holdings issued the Holdings Preferred Units with a liquidation preference and fair value of approximately $22.5 million to the Predecessor Partners. The Holdings Preferred Units are not redeemable and have a yield of 11.0% per annum, compounded quarterly. Subject to any restrictions contained in any financing agreements to which Holdings or any of its affiliates is a party, the holders of the Holdings Preferred Units are entitled to receive distributions from Holdings, including payment of the accrued interest thereon, prior to distributions in respect to any other partnership interests of Holdings. In connection with the 1999 Carlisle acquisition, Holdings issued $20.0 million of Series B Preferred Units, which have identical rights and terms as the units issued in the Recapitalization.

Escrow Agreement

  Upon the consummation of the Recapitalization, the Company and the Predecessor Partners entered into an Escrow Agreement (the "Escrow Agreement") pursuant to which the Company deposited an aggregate of $4.0 million with an escrow agent in connection with certain distribution amount adjustment provisions and certain indemnification provisions for the benefit of the Company pursuant to the Recapitalization Agreement. The Escrow Agreement provided for the payment of a distribution amount adjustment to the Company or the Predecessor Partners based on a targeted level of Consolidated Net Worth (as defined in the Recapitalization Agreement) for the Company as of the Closing Date. In addition, the Escrow Agreement provides for the payment of indemnity claims to either the Equity Investors, the Company or the Predecessor Partners upon any breach by another party of any representation, warranty, covenant or agreement made in the Recapitalization Agreement. If, upon payment of the distribution amount adjustment and indemnity claims, if any, the escrow fund holds greater than $2.0 million such amount in excess of $2.0 million) shall be distributed to the Predecessor Partners. Amounts not in dispute on the first anniversary of the closing of the Recapitalization shall be distributed to the Predecessor Partners. On April 29, 1999, $3.8 million of the proceeds escrowed in connection with the Recapitalization were released to the Predecessor Partners.

Other Related Party Transactions and Potential Conflicts of Interest

  The Partnership periodically rents and sells equipment to affiliated companies. Rental revenues from such transactions totaled $293,000, $498,000 and $682,000 and gross proceeds from equipment sales totaled $325,000, $670,000 and $119,000 in 1999, 1998 and 1997, respectively. In addition, the Partnership rents equipment, utilizes personnel and purchases equipment from affiliated companies. Expenses from such transactions totaled $91,000, $351,000 and $652,000 in 1999, 1998 and 1997, respectively and purchases of equipment totaled $79,000 and $218,000 in 1998 and 1997, respectively. There were no such purchases of equipment in 1999.

  The net amounts due from these affiliated companies totaled $615 and $911 at December 31, 1999 and 1998, respectively.

  Subsequent to the Recapitalization, the Partnership also reimburses Mr. Anthony for the Partnership's use of his personal airplanes. Such reimbursements totaled $282,000 and $234,000 in 1999 and 1998.

  In connection with an executive's purchase of an equity participation agreement, the Company has recorded a liability of $526,000 due to Bain with a corresponding partners' receivable included in the partners' capital section of the accompanying 1999 consolidated balance sheet.

  In connection with a management service agreement entered into with Bain Capital, Inc. ("Bain Capital"), which provides for an annual fee of $1 million plus expenses, the Partnership paid approximately $1,083,000 and $463,000 in fees and expenses to Bain Capital in 1999 and 1998, respectively.

  In connection with the Carlisle acquisition and the Amendment of the Company's Senior Credit Facilities to finance the acquisition, the Company paid Bain Capital transaction fees aggregating $4.2 million.

  The Partnership leases certain property from a partner under long-term operating lease arrangements that contain annual renewal options, as presented below:

                                                                                1999
        Description                   Location                              Lease Expense
        -----------                ----------------                         -------------
      Regional office              Wilder, Kentucky                           $208,000
      Regional office              Orlando, Florida                             42,000
      Regional office              Dayton, Oh                                   30,000
      Regional office              Indianapolis, IN                             40,000
                                                                              --------
                                                                              $320,000
                                                                              ========

  In addition, the partnership leases certain equipment from a partner under long-term operating lease arrangements. Total rental expense for these leases approximated $38,000 in 1999. Future minimum lease payments under the above lease arrangements are as follows:

      2000............................................................. $790,000
      2001.............................................................  640,000
      2002.............................................................  640,000
      2003.............................................................  640,000
      2004.............................................................  640,000

  At December 31, 1998, the Partnership had a receivable due from Mr. Anthony totaling $3,950,000. During 1999, the receivable was treated as a distribution to Mr. Anthony.

  In 1998, the Partnership purchased the net assets of an entity owned by a related party for a purchase price of $2.9 million.

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

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Exhibits

  (b) Financial Statement Schedules

  (c) Reports on Form 8-K

Schedule II--Valuation & Qualifying Accounts
(In Thousands)

                         Balance at                                     Balance
                         Beginning   Charged                            at End
Classification           of Period  to Expense Deductions Acquisitions of Period
---------------          ---------- ---------- ---------- ------------ ---------
Year ended December 31,
 1999
Allowance for Doubtful
 Accounts...............   $1,500     $2,061    $(1,105)      $794      $3,250
Year ended December 31,
 1998
Allowance for Doubtful
 Accounts...............   $1,840     $  475    $  (815)        --      $1,500
Year ended December 31,
 1997
Allowance for Doubtful
 Accounts...............   $1,850     $  428    $  (438)        --      $1,840

  All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

  (c) Report of Independent Accountants

To the Partners of Anthony Crane Rental, L.P.:

  Our audits of the consolidated financial statements referred to in our report dated February 25, 2000, appearing in the Annual Report to Shareholders of Anthony Crane Rental, L.P. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP


Pittsburgh, Pennsylvania
February 25, 2000

                                 EXHIBIT INDEX

(1) Exhibits.

  2.1 Recapitalization Agreement, dated as of June 1, 1998, by and among Anthony Crane Rental, L.P., Bain/ACR, L.L.C., ACR Management, L.L.C. and the current owners named therein.*
  3.1  Certificate of limited partnership of Anthony Crane Rental Holdings,
       L.P.*
  3.2  Amended and Restated Agreement of Limited Partnership of Anthony Crane
       Rental Holdings, L.P.*
  3.3  Certificate of Incorporation of Anthony Crane Holdings Capital
       Corporation.*
  3.4  Bylaws of Anthony Crane Holdings Capital Corporation.*
  4.1  Indenture, dated as of July 22, 1998, among Anthony Crane Rental
       Holdings, L.P., Anthony Crane Holdings Capital Corporation and State
       Street Bank and Trust Company.*
 10.1  Purchase Agreement, dated as of July 16, 1998, by and among Anthony
       Crane Rental Holdings, L.P., Anthony Crane Holdings Capital Corporation and the Initial Purchasers.*
 10.2  Registration Rights Agreement, dated as of July 22, 1998, by and among
       Anthony Crane Rental Holdings, L.P., Anthony Crane Holdings Capital
       Corporation and the Initial Purchasers.*
 10.3  Amended and Restated Revolving Credit Agreement, dated as of June 30,
       1999, among Anthony Crane Rental, L.P., Anthony Crane Rental Holdings,
       L.P., the several banks or other financial institutions or entities from time to time parties to this Agreement, Goldman Sachs Credit Partners
       L.P., Fleet National Bank and DLJ Capital Fund, Inc.
 10.4  Term Loan Credit Agreement, dated as of July 22, 1998, among Anthony
       Crane Rental, L.P., Anthony Crane Rental Holdings, L.P., the several banks or other financial institutions or entities from time to time parties to this Agreement, Goldman Sachs Credit Partners, L.P., Fleet
       National Bank and DLJ Capital Funding, Inc.*
 10.5  Amended and Restated Securityholders Agreement, dated as of July 21,
       1999, by and among ACR Management, L.L.C., Anthony Crane Rental
       Holdings, L.P. and the Securityholders.
 10.6  Registration Rights Agreement, made as of July 22, 1998, by and among
       Anthony Crane Rental Holdings, L.P., ACR Management, L.L.C., Bain/ACR,
       L.L.C. and the Current Owners.*
 10.7  Advisory Agreement, dated as of July 22, 1998, by and among Bain
       Capital, Inc., Anthony Crane Rental Holdings, L.P. and Anthony Crane
       Rental, L.P.*
 10.8  Escrow Agreement, dated as of July 22, 1998, by and among Anthony Crane
       Rental, L.P., Anthony Iron & Metal Company, David W. Mahokey and Brown
       Brothers Harriman & Co.*
 10.9  Amended and Restated Agreement of Limited Partnership of Anthony Crane
       Rental, L.P.*
 10.10 Indenture, dated as of July 22, 1998, by and among Anthony Crane Rental,
       L.P., Anthony Crane Capital Corporation, the Guarantors and State Street
       Bank and Trust Company.*
 10.11 Purchase Agreement, dated as of July 16, 1998, by and among Anthony
       Crane Rental, L.P., Anthony Crane Capital Corporation, the Guarantors and the Initial Purchasers.*
 10.12 Registration Rights Agreement, dated as of July 22, 1998, by and among
       Anthony Crane Rental L.P., Anthony Crane Capital Corporation, the
       Guarantors and the Initial Purchasers.*
 10.13 Employment Agreement, dated as of July 22, 1998, by and between Anthony
       Crane Rental, L.P. and Ray G. Anthony.*
 10.14 Consulting and Noncompetition Agreement, dated as of July 22, 1998, by and between Anthony Crane Rental, L.P. and Samuel R. Anthony.*
 10.15 Executive Purchase Agreement, dated as of July 22, 1998, by and among
       ACR Management, L.L.C., Anthony Crane Rental Holdings, L.P. and David W.
       Mahokey.*
 10.16 Executive Purchase Agreement, dated as of July 22, 1998, by and among
       ACR Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Arthur
       J. Innamorato.*
 10.17 Executive Purchase Agreement, dated as of July 22, 1998, by and among
       ACR Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Albert
       C. Bove.*
 10.18 Executive Purchase Agreement, dated as of July 22, 1998, by and among
       ACR Management, L.L.C., Anthony Crane Rental Holdings, L.P. and William
       B. Kania.*

 10.19 Liability Agreement, dated as of July 22, 1998, by and between Anthony
       Crane Rental, L.P. and Anthony Crane Capital Corporation.*
 10.20 Liability Agreement, dated as of July 22, 1998, by and between Anthony
       Crane Rental Holdings, L.P. and Anthony Crane Holdings Capital
       Corporation.*
 10.21 Agreement, dated as of August 1, 1996, between Hess Oil Virgin Islands
       Corp. and Anthony Crane International, L.P.*
 10.22 Sale and Lease Agreement, dated as of July 25, 1996, by and between Anthony Crane Sales & Leasing, L.P. and Hess Oil Virgin Islands Corp.*
 10.23 Master Rental Agreement for Bare Rental Equipment, dated as of August 1,
       1996, by and between Anthony Crane Sales & Leasing, L.P. and Hess Oil
       Virgin Islands Corp.*
 10.24 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and David W.
       Mahokey.
 10.25 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and David W.
       Mahokey.
 10.26 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Arthur J.
       Innamorato.
 10.27 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Arthur J.
       Innamorato.
 10.28 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Albert C.
       Bove.
 10.29 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Albert C.
       Bove.
 10.30 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Richard S.
       Ferchak, Sr.
 10.31 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Richard S.
       Ferchak, Sr.
 10.32 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P., and Ray Graham.
 10.33 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P., and Ray Graham.
 10.34 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P., and Joseph M.
       Connelly.
 10.35 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P., and Joseph M.
       Connelly.
 10.36 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P., and Michael
       Corn.
 10.37 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P., and Michael
       Corn.
 10.38 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P., and Dale A.
       Buckwalter.
 10.39 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P., and Dale A.
       Buckwalter.
 10.40 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P., and Frank
       Hanjorgiris.
 10.41 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P., and Frank
       Hanjorgiris.
 10.42 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P., and Richard
       Rossi.
 10.43 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P., and Richard
       Rossi.
 10.44 Executive Purchase Agreement, dated October 25, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P., and Jeffrey J.
       Fenton.

 10.45 Executive Employment Agreement, dated October 25, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P., and Jeffrey J.
       Fenton.
 10.46 Asset Purchase Agreement by and among Carlisle Equipment Group, L.P., the Sellers listed on the Schedule of Sellers and the Current Owners listed on the Schedule of Current Owners and the other Parties set forth herein, dated June 30, 1999.**
 10.47 Asset Purchase Agreement among DAI Statutory Trust and ACR/Dunn
       Acquisition, Inc., dated June 4, 1999.***
 10.48 First Amendment To Term Loan Credit Agreement, dated as of June 30,
       1999, among Anthony Crane Rental, L.P., Anthony Crane Rental Holdings,
       L.P., the several banks or other financial institutions or entities from time to time parties to this agreement, Goldman Sachs Credit Partners, L.P., Fleet Bank and DLS Capital Funding, Inc.
 21.1  Subsidiaries of Anthony Crane Rental, L.P.
 23.1 Consent of PricewaterhouseCoopers LLP (contained herein as page 48 of this form 10-K)
 27.1  Financial Data Schedule

--------
 * Incorporated by reference to the exhibit of the same number filed with the Registrant's Registration Statement on Form S-4 (No. 333-65003).
** Incorporated by reference to exhibit number 2.01 filed with the
   Registrant's current report on Form 8-K dated July 1, 1999.
*** Incorporated by reference to exhibit number 2.01 filed with the Registrant's current report on Form 8-K dated June 4, 1999.

C. Reports on Form 8-K

  On June 18, 1999, the Partnership filed a current Report Form 8-K, dated June 4, 1999, pursuant to Item 2 to report it acquired substantially all of the assets and assumed certain liabilities and obligations relating to the operations of the businesses of Dunn Equipment, Inc., Texas Matt & Rigging, Inc., J. Dunn and J. Dunn, Inc., Houston Industrial Services, Inc., and D & D Leasing, Inc. (collectively, the "Dunn Companies")

  On July 15, 1999, the Partnership filed a current Report Form 8-K, dated July 1, 1999, pursuant to Item 2 to report it acquired substantially all of the assets and assumed substantially all of the liabilities and obligations relating to the operations of the businesses of Carlisle Construction Company, Inc. and its subsidiaries ("Carlisle").

  On September 13, 1999, the Partnership filed a current Report Form 8-K/A dated July 1, 1999, to amend and restate Item 7 of the current Report Form 8-K, dated July 1, 1999, to include financial statements and pro forma financial information.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Mifflin, State of Pennsylvania, on March 21, 2000.

                                          Anthony Crane Rental, L.P.

                                          By: /s/ Jeffrey J. Fenton
                                            ...................................
                                              Name: Jeffrey J. Fenton
                                              Title: Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 21, 2000.

    /s/ Jeffrey J. Fenton      Chief Executive
 .............................  Officer (principal
      Jeffrey J. Fenton        executive officer)

   /s/ William F. Fabrizio     Chief Financial
 .............................  Officer (principal
     William F. Fabrizio       financial and
                               accounting officer

    /s/ David W. Mahokey       Member of the Board and
 .............................  Chief Operating Officer
      David W. Mahokey

                               Member of the Board
 .............................
       Ray G. Anthony

      /s/ Paul Edgerley        Member of the Board
 .............................
        Paul Edgerley

      /s/ Robert C. Gay        Member of the Board
 .............................
        Robert C. Gay

    /s/ Andrew B. Balson       Member of the Board
 .............................
      Andrew B. Balson

      /s/ James E. Haas        Member of the Board
 .............................
        James E. Haas

     /s/ Wayne Carlisle        Member of the Board
 .............................
       Wayne Carlisle

    /s/ William B. Kania       Member of the Board
 .............................
      William B. Kania