Form 10-Q
period 2000-03-31
ANTHONY CRANE RENTAL LP
filed 2000-05-10
CIK 1070313

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

  For the quarterly period ended March 31, 2000

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

  Aggregate market value of voting partnership interests held by non-affiliates as of May 10, 2000: not applicable.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q. [X]

  Number of common partnership interests outstanding as of May 10, 2000: 100

  Documents incorporated by reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          ANTHONY CRANE RENTAL, L.P.

                         QUARTERLY REPORT ON FORM 10-Q
                 For the Quarterly Period Ended March 31, 2000

                               TABLE OF CONTENTS

                                              Part I
ITEM 1  Index to Financial Statements..........................................................   2
ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations..  14
                                             Part II
ITEM 1  Legal Proceedings......................................................................  17
ITEM 2  Changes in Securities..................................................................   *
ITEM 3  Defaults Upon Senior Securities........................................................   *
ITEM 4  Submission of Matters to a Vote of Security Holders....................................   *
ITEM 5  Other Information......................................................................  17
ITEM 6  Index to Exhibits and Reports on Form 8-K..............................................  17
        Signatures.............................................................................  18

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

                                     PART I

ITEM 1.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Condensed Consolidated Balance Sheets--March 31, 2000 (Unaudited) and
 December 31, 1999.......................................................   3
Condensed Consolidated Statements of Operations for the Three Months
 Ended
 March 31, 2000 and 1999 (Unaudited).....................................   4
Condensed Consolidated Statements of Cash Flows for the Three Months
 Ended
 March 31, 2000 and 1999 (Unaudited).....................................   5
Notes to Condensed Consolidated Financial Statements.....................   6

                           ANTHONY CRANE RENTAL, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                        March 31,  December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...........................  $  3,879     $  8,980
  Trade accounts receivable, net of allowance for
   doubtful accounts of $3,950 at March 31 and $3,250
   at December 31.....................................    60,071       56,910
  Other receivables...................................     1,726        1,974
  Prepaid expenses and deposits.......................     3,797        2,165
                                                        --------     --------
    Total current assets..............................    69,473       70,029
Rental equipment, net.................................   501,430      491,424
Property and equipment, net...........................    69,963       69,314
Intangible assets, net................................    83,284       82,871
Debt issuance costs, net..............................    26,591       27,808
Other assets..........................................       463          564
                                                        --------     --------
    Total assets......................................  $751,204     $742,010
                                                        ========     ========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Book overdraft......................................  $  2,191     $  4,250
  Accounts payable--trade.............................    16,341       17,344
  Accrued interest....................................    10,097       15,250
  Accrued wages and employee benefits.................     4,944        4,429
  Accrued taxes, other than income taxes..............     1,998        3,395
  Other accrued liabilities...........................     7,035        5,138
  Current portion of long-term debt (Note 4)..........     2,500        2,500
  Current portion of capital lease obligations........     1,081        1,063
                                                        --------     --------
    Total current liabilities.........................    46,187       53,369
Long term debt, less current portion (Note 4).........   690,625      672,875
Long-term obligation under capital leases.............     3,548          520
Note payable to Bain..................................       537          526
Other non-current liabilities.........................     2,678        2,843
                                                        --------     --------
    Total liabilities.................................   743,575      730,133
                                                        --------     --------
Partners' capital:
  Holding capital.....................................     8,982       13,352
  Partners' receivable................................    (1,402)      (1,524)
  Accumulated other comprehensive income..............        49           49
                                                        --------     --------
    Total partners' capital...........................     7,629       11,877
                                                        --------     --------
Total liabilities and partners' capital...............  $751,204     $742,010
                                                        ========     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                               Three Months
                                                                   Ended
                                                                 March 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                                                                (Unaudited)
Revenues:
  Equipment rentals.......................................... $85,471  $46,267
  Equipment sales............................................  12,114    2,635
                                                              -------  -------
    Total revenues...........................................  97,585   48,902
Cost of revenues:
  Cost of equipment rentals..................................  54,909   29,696
  Cost of equipment sales....................................  10,177    1,820
                                                              -------  -------
    Total cost of revenues...................................  65,086   31,516
                                                              -------  -------
Gross profit.................................................  32,499   17,386
Selling, general and administrative expenses.................  19,344    9,614
                                                              -------  -------
Income from operations.......................................  13,155    7,772
Interest expense.............................................  17,370    8,830
Other expense, net...........................................      55        2
                                                              -------  -------
Loss before taxes............................................  (4,270)  (1,060)
                                                              -------  -------
Provision for state taxes....................................     100      101
                                                              -------  -------
Net loss..................................................... $(4,370) $(1,161)
                                                              =======  =======


     The accompany notes are an integral part of the condensed consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  Three
                                                              Months Ended
                                                                March 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Net cash used in operating activities...................... $ (9,392) $ (7,624)
                                                            --------  --------
Cash flows from investing activities:
  Cash paid for business acquisitions, net of cash
   acquired................................................  (11,293)   (8,127)
  Proceeds from sale of fixed assets, including rental
   equipment...............................................    7,012     3,752
  Capital expenditures.....................................   (6,128)  (21,702)
  Other....................................................     (255)       --
                                                            --------  --------
    Net cash used in investing activities..................  (10,664)  (26,077)
                                                            --------  --------
Cash flows from financing activities:
  Change in book overdraft.................................   (2,059)   (1,195)
  Proceeds from issuance of debt...........................   25,000    35,000
  Payments on debt.........................................   (7,251)       --
  Payments under capital leases............................     (108)      (25)
  Expenditures for debt issuance costs and other
   intangibles.............................................     (627)     (498)
                                                            --------  --------
    Net cash provided by financing activities..............   14,955    33,282
                                                            --------  --------
Net decrease in cash and cash equivalents..................   (5,101)     (419)
Cash and cash equivalents, beginning of period.............    8,980     5,633
                                                            --------  --------
Cash and cash equivalents, end of period................... $  3,879  $  5,214
                                                            ========  ========
Noncash investing and financing activities:
  Expenditures for rental equipment purchases included in
   accounts payable........................................ $  9,450  $ 10,970
                                                            ========  ========
  Noncash rental equipment transfers....................... $  1,568  $     --
                                                            ========  ========


     The accompany notes are an integral part of the condensed consolidated financial statements.

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

2. Basis of Presentation

  The unaudited condensed consolidated financial statements include the accounts of the Partnership and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  The accompanying unaudited condensed consolidated financial statements of Anthony Crane Rental, L.P. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. During interim periods, the Partnership follows the accounting policies set forth in its annual report on 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Form 10-K when reviewing interim financial results.

  In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results of operations of these interim periods have been included. The net loss for the quarter ended March 31, 2000, is not necessarily indicative of the results to be expected for the full fiscal year. The management discussion and analysis, which follows these notes, contains additional information on the results of operations and financial position of the Company. Those comments should be read in conjunction with these financial statements.

3. Cash Flow Statement

  Supplemental cash flow information with respect to the acquisitions discussed in Note 5 is as follows:

Details of Acquisitions:
  Fair value of assets acquired, net of cash acquired.................. $16,702
  Fair value of liabilities assumed....................................  (5,409)
                                                                        -------
   Cash paid for acquisitions.......................................... $11,293
                                                                        =======

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)

4.Long-Term Debt

  Long-term debt consists of the following:

                                                            March
                                                             31,    December 31,
                                                             2000       1999
                                                           -------- ------------
  10 3/8% Company Senior Notes, due 2008 (A).............. $155,000   $155,000
  Senior Credit Facility of the Company (B)
   Revolving Credit Facility..............................  240,000    221,000
   Term Loan..............................................   50,000     50,000
   First Priority Term Loan...............................  248,125    249,375
                                                           --------   --------
                                                           $693,125   $675,375
  Less current portion of long-term debt..................    2,500      2,500
                                                           --------   --------
                                                           $690,625   $672,875
                                                           ========   ========

(A) The Senior Notes of $155 million were issued in connection with the Company's recapitalization on July 22, 1998, and will mature on August 1, 2008. Interest on the Senior Notes accrues at the rate of 10 3/8% per annum from the issue date and is payable semi-annually.

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

(B) The Senior Credit Facilities consist of a $425.0 million six-year non-amortizing Revolving Credit Facility, a $50.0 million eight-year non-amortizing Term Loan and a $250.0 million seven year First Priority Term Loan. The Revolving Credit Facility is available on a revolving basis subject to a borrowing base during the period commencing on the date of the Closing of the recapitalization transaction (July 22, 1998) and ending on the date that is six years after the date of the Closing. At the Company's option, loans made under the Revolving Credit Facility bear interest at either (i) the Base Rate (defined as the highest of the rate of interest announced publicly by Fleet National Bank from time to time as its prime rate or the Federal funds effective rate from time to time plus 0.50%) plus a margin of 1.5%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted London Interbank Offered Rate ("LIBO") plus a margin of 2.5%, subject to adjustment based on a leverage test. The Term Loan bears interest, at the Company's option, at either
     (i) the Base Rate plus a margin of 1.75%, or (ii) the reserve-adjusted LIBO Rate plus a margin of 2.75%. The First Priority Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 2.25%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted LIBO Rate plus a margin of 3.25%, subject to adjustment based on a leverage test.

  Revolving loans may be borrowed, repaid and reborrowed from time to time until six years after the closing of the Senior Credit Facilities. The Term Loan may be repaid at any time but is subject to certain call

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)

4. Long-Term Debt (continued)

  protections and must be repaid in full eight years after the closing of the Senior Credit Facilities. The First Priority Term Loans will be amortized equal to 1% of the aggregate principal amount thereof with the unpaid balance thereof payable in full on July 20, 2006.

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

  The aggregate principal debt maturities of long-term debt for the next five years are as follows:

  2000................................................................. $  2,500
  2001.................................................................    2,500
  2002.................................................................    2,500
  2003.................................................................    2,500
  2004.................................................................    2,500
  Thereafter...........................................................  680,625
                                                                        --------
                                                                        $693,125
                                                                        ========

5. Business Acquisitions

  On January 27, 2000, the Company acquired all of the outstanding common stock of Sacramento Valley Crane Service, Inc. The aggregate purchase price for the acquisition at closing was approximately $6.6 million in cash plus assumed liabilities of approximately $5.4 million, subject to certain post-closing purchase price adjustments. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired, principally consisting of equipment, based on their estimated fair values at the date of acquisition. Goodwill in the amount of $.7 million was recorded as a result of the acquisition and is being amortized over 15 years.

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)

5. Business Acquistions (continued)

  On March 15, 2000, the Company acquired substantially all of the assets of King's Crane Service, Inc. The aggregate purchase price was $4.6 million in cash, subject to certain post-closing purchase price adjustments. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired, principally consisting of equipment, based on their estimated fair values at the date of acquisition. Goodwill in the amount of $1.0 million was recorded as a result of the acquisition and is being amortized over 15 years.

  The operating results of these acquisitions are included in the Partnership's consolidated results of operations from the date of acquisition. Certain pro forma financial information related to the above acquisitions have not been presented since the acquisitions were not material to the Partnership's consolidated financial position or its consolidated results of operations.

6. Equity Investment in Joint Venture

  On February 29, 2000, the Company entered into an agreement with Van Seumeren, USA, to form a joint venture, AVS Services, L.L.C., to engage in heavy lift services. Under the agreement each partner in the joint venture shares equally in the profit or loss of the joint venture. In connection with the agreement, the Company is obligated to contribute up to $.5 million as its capital contribution to the joint venture. As of March 31, 2000, no capital contributions had been made.

  The accounting policies of the joint venture are substantially the same as those followed by the Company.

7. Lease Commitments

  In April 1997, the Partnership entered into a capital lease agreement for the lease of twenty trucks. The lease has a term of three years with a bargain purchase option at the end of the lease agreement. Interest rates under the capital lease agreement range from approximately 19% to 22%.

  In connection with the acquisition of Sacramento Valley Crane Service Inc., (See Note 5), the Partnership assumed certain obligations related to capital leases.

  The following is a schedule of future minimum lease payments under the capital lease agreements together with the present value of the net minimum lease payments as of March 31, 2000:

Year ending December 31:

2000..................................................................... $1,329
2001.....................................................................    870
2002.....................................................................    670
2003.....................................................................    578
2004.....................................................................    867
Thereafter...............................................................  1,408
                                                                          ------
Total minimum lease payments.............................................  5,722
Less amount representing interest........................................  1,093
                                                                          ------
Present value of minimum lease payments..................................  4,629
Less current portion.....................................................  1,081
                                                                          ------
                                                                          $3,548
                                                                          ======

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)
  Included in rental equipment is cost and accumulated depreciation for these leased assets of approximately $4,910 and $609, respectively, at March 31, 2000 and $1,716 and $455, respectively, at December 31 1999.

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

  The Company is also the defendant in a lawsuit resulting from negotiations in connection with a proposed acquisition in which the potential seller is seeking contractual damages in excess of $11 million plus other consequential damages that may be proved at trial for breach of contract and the confidentiality provisions in a letter of intent executed between the parties. The lawsuit was amended to include a claim that the Company committed fraud in connection with the proposed acquisition. The Company has denied any liability and intends to vigorously defend the claims.

  The Company is a party to a number of other lawsuits and claims arising out of the usual course of business.

  While the Company cannot predict the outcome of these matters, in the opinion of management upon advice of counsel, any liability resulting thereunder will not have a material adverse effect on the Company's business or financial condition, after giving effect to provisions already recorded. However, there can be no assurance that an adverse outcome in one or more of these matters will not be material to results of operations in any one period. Additionally, certain of these matters are covered by the indemnity from the partners prior to the Company's recapitalization.

9. Subsidiary Guarantors

  All of the Company's subsidiaries are wholly owned and all of the outstanding debt under the Company's Senior Notes and Senior Credit Facility are guaranteed on a full, unconditional and joint and several basis by all of these subsidiaries (the "Guarantor Subsidiaries"). The following summarized financial information presents the financial position for the Company and Guarantor Subsidiaries as of March 31, 2000 and December 31, 1999 and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. Separate financial statements of the Guarantor Subsidiaries have not been presented because management believes they are not material to investors.

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)

9. Subsidiary Guarantors (continued)

  The following table summarizes the financial position, results of operations and cash flows for Holdings, the Company and its guarantor subsidiaries as of and for the three months ended March 31, 2000:

                                                 March 31, 2000
                            -----------------------------------------------------------
                                                    Other
                            Operating             Guarantor   Intercompany
                             Company   Carlisle  Subsidiaries Eliminations Consolidated
                            ---------  --------  ------------ ------------ ------------
                                                   (Unaudited)
BALANCE SHEETS
Assets:
Total current assets......  $ 50,393   $ 31,304    $ 2,689     $ (14,913)    $ 69,473
Investment in
 subsidiaries.............    34,550        --         --        (34,550)         --
Rental equipment, net of
 accumulated
 depreciation.............   351,070    141,095      9,265           --       501,430
Property and equipment,
 net of
 accumulated depreciation..   58,835      9,423      1,705           --        69,963
Other assets..............   262,424     73,643         59      (225,788)     110,338
                            --------   --------    -------     ---------     --------
  Total assets............  $757,272   $255,465    $13,718     $(275,251)    $751,204
                            ========   ========    =======     =========     ========
Liabilities and partners'
 capital:
Total current
 liabilities..............  $ 52,253   $  8,714    $   310     $ (15,090)    $ 46,187
Long term debt, less
 current portion..........   690,625    225,789        --       (225,789)     690,625
Other non-current
 liabilities..............     5,943        820        --            --         6,763
                            --------   --------    -------     ---------     --------
  Total Liabilities.......   748,821    235,323        310      (240,879)     743,575
Partners' capital.........     8,451     20,142     13,408       (34,372)       7,629
                            --------   --------    -------     ---------     --------
  Total liabilities and
   partners' capital......  $757,272   $255,465    $13,718     $(275,251)    $751,204
                            ========   ========    =======     =========     ========
STATEMENTS OF OPERATIONS
Total revenues............  $ 69,786   $ 27,098    $ 3,146     $  (2,445)    $ 97,585
                            --------   --------    -------     ---------     --------
Total cost of revenues....    46,273     19,834      1,424        (2,445)      65,086
Selling, general and
 administrative...........    14,757      4,367        220           --        19,344
                            --------   --------    -------     ---------     --------
Income from operations....     8,756      2,897      1,502           --        13,155
Interest expense and other
 (income) expense, net....    11,799      5,177        449           --        17,425
                            --------   --------    -------     ---------     --------
Income (loss) before
 taxes....................    (3,043)    (2,280)     1,053           --        (4,270)
Provision for state
 taxes....................       100        --         --            --           100
                            --------   --------    -------     ---------     --------
Net income (loss).........  $ (3,143)  $ (2,280)   $ 1,053     $     --      $ (4,370)
                            ========   ========    =======     =========     ========
STATEMENTS OF CASH FLOWS
Net cash used in operating
 activities...............  $ (9,964)  $  1,090    $ 1,426     $  (1,944)    $ (9,392)
                            --------   --------    -------     ---------     --------
Net cash provided by (used
 in)
 investing activities.....  $(10,000)  $ (1,113)   $(1,495)    $   1,944     $(10,664)
                            --------   --------    -------     ---------     --------
Net cash provided by (used
 in)
 financing activities.....  $ 14,972   $    (17)   $   --      $     --      $ 14,955
                            --------   --------    -------     ---------     --------

                           ANTHONY CRANE RENTAL, L.P.

                                 (In thousands)

9. Subsidiary Guarantors (continued)

  The following table summarizes the financial position for the Company and its guarantor subsidiaries as of December 31, 1999, and results of operations and cash flows as of and for the three months ended March 31, 1999.

                                                 December 31, 1999
                             ----------------------------------------------------------
                                                    Other
                             Operating            Guarantor   Intercompany
                              Company   Carlisle Subsidiaries Eliminations Consolidated
                             ---------  -------- ------------ ------------ ------------
BALANCE SHEETS
Assets:
Total current assets.......  $ 53,399   $ 20,000   $ 1,188     $  (4,558)    $ 70,029
Investment in
 subsidiaries..............    34,776        --        --        (34,776)         --
Rental equipment, net of
 accumulated depreciation..   386,898     94,993     9,533           --       491,424
Property and equipment, net
 of
 accumulated depreciation..    58,619      8,937     1,758           --        69,314
Other assets...............   210,448     74,002        69      (173,276)     111,243
                             --------   --------   -------     ---------     --------
  Total assets.............  $744,140   $197,932   $12,548     $(212,610)    $742,010
                             ========   ========   =======     =========     ========
Liabilities and partners'
 capital:
Total current liabilities..  $ 56,375   $  1,359   $   193     $  (4,558)    $ 53,369
Long term debt, less
 current portion...........   672,875    173,276       --       (173,276)     672,875
Other non-current
 liabilities...............     3,190        876       --           (177)       3,889
                             --------   --------   -------     ---------     --------
  Total Liabilities........   732,440    175,511       193      (178,011)     730,133
Partners' capital..........    11,700     22,421    12,355       (34,599)      11,877
                             --------   --------   -------     ---------     --------
  Total liabilities and
   partners' capital.......  $744,140   $197,932   $12,548     $(212,610)    $742,010
                             ========   ========   =======     =========     ========

                                                  March 31, 1999
                             ----------------------------------------------------------
                                                    (Unaudited)
STATEMENT OF OPERATIONS
Total revenues.............  $ 45,938   $    --    $ 2,964     $     --      $ 48,902
                             --------   --------   -------     ---------     --------
Total cost of revenues.....    30,135        --      1,381           --        31,516
Selling, general and
 administrative............     9,415        --        199           --         9,614
                             --------   --------   -------     ---------     --------
Income from operations.....     6,388        --      1,384           --         7,772
Interest expense and other
 income net................     8,491        --        341           --         8,832
                             --------   --------   -------     ---------     --------
Income (loss) before
 taxes.....................    (2,103)       --      1,043           --        (1,060)
Provision for state taxes..       101        --        --            --           101
                             --------   --------   -------     ---------     --------
Net income (loss)..........  $ (2,204)  $    --    $ 1,043     $     --      $ (1,161)
                             ========   ========   =======     =========     ========
                                                  March 31, 1999
                             ----------------------------------------------------------
                                                    (Unaudited)
STATEMENT OF CASH FLOWS
Net cash used in operating
 activities................  $ (7,559)  $    --    $   (65)    $     --      $ (7,624)
                             --------   --------   -------     ---------     --------
Net cash used in investing
 activities................  $(25,512)  $    --    $  (565)    $     --      $(26,077)
                             --------   --------   -------     ---------     --------
Net cash provided by
 financing activities......  $ 33,282   $    --    $   --      $     --      $ 33,282
                             ========   ========   =======     =========     ========

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)

10. Operating Segment Information

  The Company identifies and manages its business as two operating segments, the equipment rental industry and equipment sales.

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

  The accounting policies of the segments are the same as those of the Company. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization (EBITDA), (as defined to exclude net gains on sales of used equipment).

  The Company does not maintain information about assets for its reportable segments. Accordingly, the items specified in Paragraph 28 of FAS 131 are not applicable. Additionally, the Company has not disclosed prior years' segment data on a comparative basis, because management found it impracticable to obtain the comparative data for the prior years.

  The table below presents information about reported segments for the three months ended March 31, 2000 and the year ended December 31, 1999.

                                                   Equipment Equipment
                                                    Rentals    Sales    Total
                                                   --------- --------- --------
Three months ended,
 March 31, 2000:
  Revenues........................................ $ 85,471   $12,114  $ 97,585
  EBITDA.......................................... $ 26,441   $   307  $ 26,748

Year ended December 31, 1999:
  Revenues........................................ $264,668   $34,446  $299,114
  EBITDA.......................................... $ 80,174   $   760  $ 80,934

11. Subsequent Event

  On April 14, 2000, the Company announced it was changing its name to Maxim Crane Works and intends to complete a formal name change by the end of the second quarter.

ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                      OPERATIONS

Results of Operations

 Quarter ended March 31, 2000 Compared to the Quarter Ended March 31, 1999

  Equipment Rental Revenues: Revenues from equipment rentals increased $39.2 million, or 84.7% to $85.5 million for the quarter ended March 31, 2000, as compared to $46.3 million for the same period in the prior year. This increase was largely due to the Carlisle acquisition completed in July 1999, which accounted for approximately $22.7 million in equipment rental revenues. The remaining $16.5 million increase is the result of incremental revenues generated by the other acquisitions completed during 1999, as well as internal growth of the Company's existing yards. Additionally, management has noted a recovery in the equipment rental revenues generated from the Company's petrochemical customers.

  Equipment Sales: Revenues from equipment sales increased $9.5 million, or 365.4%, to $12.1 million for the quarter ended March 31, 2000, as compared to $2.6 million for the same period in the prior year. The Carlisle acquisition accounted for approximately $4.4 million of the increase. Additionally, the Company has experienced increased activity in sales of new equipment as well as sales through its fleet management program.

  Total Revenues: Based on the foregoing, total revenues increased $48.7 million, or 99.6%, to $97.6 million for the quarter ended March 31, 2000, as compared to $48.9 million for the same period in the prior year.

  Gross Profit: Gross profit from equipment rentals increased $14.0 million, or 84.3%, to $30.6 million for the quarter ended March 31, 2000, as compared to $16.6 million for the same period in the prior year. The Carlisle acquisition accounted for approximately $6.8 million of the increase in gross profit from equipment rentals. As a percent of equipment rental revenues, gross profit from equipment rentals remained unchanged from the prior year, amounting to 35.8%. This gross profit margin represents a 0.8% improvement over the 35.0% margin generated for the year ended December 31, 1999. The Company is beginning to realize the synergies from the integration of the acquisitions completed in 1999. Additionally, the recovery of the petrochemical industry has further had a positive impact on the gross margin percentage.

  Gross profit from equipment sales increased $1.1 million, or 137.5%, to $1.9 million for the quarter ended March 31, 2000, as compared to $.8 million for the same period in the prior year. As a percent of equipment sales revenues, gross profit from equipment sales decreased to 15.7% for the quarter ended March 31, 2000 as compared to 30.8% for the same period in the prior year. The margin percentage generated represents a return to more normal gross margin levels, as equipment sales during the quarter ended March 31, 1999 generated unusually large margins.

  Based on the foregoing, total gross profit increased $15.1 million, or 86.8%, to $32.5 million for the quarter ended March 31, 2000, as compared to $17.4 million for the same period in the prior year.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $9.7 million, or 101.0%, to $19.3 million for the quarter ended March 31, 2000, as compared to $9.6 million for the same period in the prior year. The Carlisle acquisition accounted for $4.4 million of the increase in selling, general and administrative expenses. The remaining increase is primarily due to increased depreciation and increased employee-related costs associated with the acquisitions completed in 1999 and early 2000, as well as internal growth. As a percent of total revenues, selling, general and administrative expenses remained relatively constant, amounting to 19.8% for the quarter ended March 31, 2000, as compared to 19.6% for the same period in the prior year.

  Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) increased $12.2 million, or 84.1%, to $26.7 million for the quarter ended March 31, 2000, as compared to $14.5 million for the same period in the prior year. EBITDA from equipment rentals (as further defined to exclude gains on the sale of new equipment) increased $10.4 million, or 71.7% to $24.9 million for the quarter ended March 31, 2000, as compared to $14.5 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations decreased to 29.1% for the quarter ended March 31, 2000, as compared to 31.3% for the same period in the prior year. This decrease is primarily due to the increased costs discussed above.

  Interest Expense: Interest expense increased $8.6 million, or 97.7%, to $17.4 million for the quarter ended March 31, 2000, as compared to $8.8 million for the same period in the prior year. This increase reflects the higher level of borrowings outstanding attributable to the acquisitions completed in 1999 and early 2000 as well as the Company's continued investment in rental equipment.

  Net Loss: Net loss increased $3.2 million, or 266.7%, to a net loss of $4.4 million for the quarter ended March 31, 2000, as compared to $1.2 million for the same period in the prior year as a result of the factors discussed above.

Liquidity and Capital Resources

  Net cash used in operating activities for the quarter ended March 31, 2000 increased by $1.9 million to $9.5 million from a use of cash of $7.6 million for the quarter ended March 31, 1999. This increase was primarily the result of a increase in net loss as well as an increase in accounts receivable and a decrease in certain liabilities.

  During the quarters ended March 31, 2000 and 1999, the Company's principal uses of cash for investing activities were for acquisitions and capital expenditures, including expenditures for rental equipment. Total capital expenditures for these periods were $6.1 million and $21.7 million, respectively. Included in these totals were expenditures for rental equipment totaling $4.8 million and $19.4 million, respectively. These expenditures were made to increase the Company's total investment in the rental fleet and to replace sold used rental equipment.

  Net cash provided by financing activities during the quarter ended March 31, 2000 was $15.0 million, an decrease of 54.9%, compared to $33.3 million for the quarter ended March 31, 1999. The decrease in net cash provided by financing activities was due to a decrease in net borrowings to fund capital expenditures.

  The Company has no long-term minimum purchase commitments for rental equipment. Management has budgeted $35 million for net fleet capital expenditures for 2000, exclusive of acquisitions, to be used to replace rental equipment sold as well as increases its total investment in the fleet. In addition to the budgeted capital expenditures, the Company is currently considering several potential acquisitions. In the quarters ended March 31, 2000 and 1999, the Company incurred approximately $.8 million related to a sale/leaseback transaction entered into in December 1996. This transaction will require annual payments of approximately $3.1 million through January 2004.

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

  The Company intends to fund its working capital, capital expenditures, acquisitions and debt service requirements through cash flows generated from operations and borrowings under the Senior Credit Facilities. The Senior Credit Facilities consist of a $425.0 million, non-amortizing Revolving Credit Facility of which a net amount of $240.0 million was drawn at March 31, 2000, a $50.0 million non-amortizing Term Loan and a $250.0 million First Priority Term Loan. Amounts under the Revolving Credit Facility will be available on a revolving basis during the period commencing on July 22, 1998 (the date of the closing) and ending on the sixth anniversary of the closing.

  The Senior Credit Facilities and the Senior Notes contain certain covenants that limit, among other things, the ability of the Company and Holdings to:
(i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio. At March 31, 2000, the Company was in full compliance with the financial covenants and expects to remain in compliance for the foreseeable future, including with respect to the minimum interest coverage ratio.

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

ITEM 5. OTHER INFORMATION

  On April 14, 2000, the Company announced it was changing its name to Maxim Crane Works and intends to complete a formal name change during the second quarter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. INDEX TO EXHIBITS

  Not Applicable

B. REPORTS ON FORM 8-K

  None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of West Mifflin, State of Pennsylvania, on May 10, 2000.

                                          Anthony Crane Rental, L.P.

                                               /s/ Jeffrey J. Fenton
                                          By:  ________________________________
                                              Jeffrey J. Fenton
                                              Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on May 10, 2000.

                                               /s/ William F. Fabrizio
                                          By:  ________________________________
                                              William F. Fabrizio
                                              Chief Financial Officer