Form 10-Q
period 2000-06-30
ANTHONY CRANE RENTAL LP
filed 2000-08-14
CIK 1070313

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

  For the quarterly period ended June 30, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from        to

Commission file number:

                          ANTHONY CRANE RENTAL, L.P.
            (Exact Name of Registrant as Specified in Its Charter)

             Pennsylvania                            25-1739175
    (State or Other Jurisdiction of               (I.R.S. Employer)
    Incorporation or Organization)               Identification No.)

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

   Aggregate market value of voting partnership interests held by non-affiliates as of August 14, 2000: not applicable.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q. [X]

   Number of common partnership interests outstanding as of August 14, 2000:
100

   Documents incorporated by reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          ANTHONY CRANE RENTAL, L.P.

                         QUARTERLY REPORT ON FORM 10-Q
                 For the Quarterly Period Ended June 30, 2000

                               TABLE OF CONTENTS

                                    Part I

ITEM 1  Index to Financial Statements..........................................................   2
ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations..  16
                                             Part II
ITEM 1  Legal Proceedings......................................................................  20
ITEM 2  Changes in Securities..................................................................   *
ITEM 3  Defaults Upon Senior Securities........................................................   *
ITEM 4  Submission of Matters to a Vote of Security Holders....................................   *
ITEM 5  Other Information......................................................................  20
ITEM 6  Index to Exhibits and Reports on Form 8-K..............................................  20
        Signatures.............................................................................  21

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

                                     PART I

ITEM 1.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Condensed Consolidated Balance Sheets--June 30, 2000 (Unaudited) and
 December 31, 1999.......................................................   3

Condensed Consolidated Statements of Operations for the Three Months
 Ended June 30, 2000 and 1999 (Unaudited)................................   4

Condensed Consolidated Statements of Operations for the Six Months Ended
 June 30, 2000 and 1999 (Unaudited)......................................   5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
 June 30, 2000 and 1999 (Unaudited)......................................   6

Notes to Condensed Consolidated Financial Statements.....................   7

                           ANTHONY CRANE RENTAL, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...........................  $ 13,514     $  8,980
  Trade accounts receivable, net of allowance for
   doubtful accounts of $4,040 at June 30 and $3,250
   at December 31.....................................    64,400       56,910
  Other receivables...................................       861        1,974
  Prepaid expenses and deposits.......................     3,653        2,165
                                                        --------     --------
    Total current assets..............................    82,428       70,029
Rental equipment, net.................................   508,698      491,424
Property and equipment, net...........................    69,151       69,314
Intangible assets, net................................    83,955       82,871
Debt issuance costs, net..............................    25,371       27,808
Other assets..........................................       698          564
                                                        --------     --------
    Total assets......................................  $770,301     $742,010
                                                        ========     ========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Book overdraft......................................  $     --     $  4,250
  Accounts payable--trade.............................    18,877       17,344
  Accrued interest....................................    14,665       15,250
  Accrued wages and employee benefits.................     4,463        4,429
  Accrued taxes, other than income taxes..............     1,540        3,395
  Other accrued liabilities...........................     5,128        5,138
  Current portion of long-term debt (Note 4)..........     2,500        2,500
  Current portion of capital lease obligations........     1,033        1,063
                                                        --------     --------
    Total current liabilities.........................    48,206       53,369
Long-term debt, less current portion (Note 4).........   707,000      672,875
Long-term obligation under capital leases.............     3,593          520
Note payable to Bain..................................       548          526
Other non-current liabilities.........................     5,340        2,843
                                                        --------     --------
    Total liabilities.................................   764,687      730,133
                                                        --------     --------
Partners' capital:
  Holding capital.....................................     7,080       13,352
  Partners' receivable................................    (1,512)      (1,524)
  Accumulated other comprehensive income..............        46           49
                                                        --------     --------
    Total partners' capital...........................     5,614       11,877
                                                        --------     --------
Total liabilities and partners' capital...............  $770,301     $742,010
                                                        ========     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                               Three Months
                                                                   Ended
                                                                 June 30,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                                                                (Unaudited)
Revenues:
  Equipment rentals.......................................... $89,265  $53,494
  Equipment sales............................................   9,898    7,879
                                                              -------  -------
    Total revenues...........................................  99,163   61,373
                                                              -------  -------
Cost of revenues:
  Cost of equipment rentals..................................  54,720   33,747
  Cost of equipment sales....................................   8,363    7,094
                                                              -------  -------
    Total cost of revenues...................................  63,083   40,841
                                                              -------  -------
Gross profit.................................................  36,080   20,532
Selling, general and administrative expenses.................  19,241   11,639
                                                              -------  -------
Income from operations.......................................  16,839    8,893
Interest expense.............................................  18,579    9,646
Other expense, net...........................................      59     (191)
                                                              -------  -------
Loss before taxes............................................  (1,799)    (562)
                                                              -------  -------
Provision for state taxes....................................     100        0
                                                              -------  -------
Net loss..................................................... $(1,899) $  (562)
                                                              =======  =======


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                               (Unaudited)
Revenues:
  Equipment rentals........................................ $174,736  $ 99,761
  Equipment sales..........................................   22,012    10,513
                                                            --------  --------
    Total revenues.........................................  196,748   110,274
                                                            --------  --------
Cost of revenues:
  Cost of equipment rentals................................  109,629    63,426
  Cost of equipment sales..................................   18,540     8,915
                                                            --------  --------
    Total cost of revenues.................................  128,169    72,341
                                                            --------  --------
Gross profit...............................................   68,579    37,933
Selling, general and administrative expenses...............   38,585    21,269
                                                            --------  --------
Income from operations.....................................   29,994    16,664
Interest expense...........................................   35,949    18,475
Other expense, net.........................................      114      (189)
                                                            --------  --------
Loss before taxes..........................................   (6,069)   (1,622)
                                                            --------  --------
Provision for state taxes..................................      200       101
                                                            --------  --------
Net loss................................................... $ (6,269) $ (1,723)
                                                            ========  ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                               (Unaudited)
Net cash provided by operating activities.................. $ 23,660  $  1,107
                                                            --------  --------
Cash flows from investing activities:
  Cash paid for business acquisitions, net of cash
   acquired................................................  (20,654)  (38,140)
  Proceeds from sale of fixed assets, including rental
   equipment...............................................   11,574     7,932
  Capital expenditures.....................................  (38,577)  (51,749)
  Other....................................................      203        --
                                                            --------  --------
    Net cash used in investing activities..................  (47,454)  (81,957)
                                                            --------  --------
Cash flows from financing activities:
  Change in book overdraft.................................   (4,250)    1,594
  Proceeds from issuance of debt...........................   48,000    84,000
  Payments on debt.........................................  (13,875)     (273)
  Payments under capital leases............................     (111)     (198)
  Expenditures for debt issuance costs and other
   intangibles.............................................   (1,436)   (1,160)
  Partner withdrawals......................................       --    (1,310)
                                                            --------  --------
    Net cash provided by financing activities..............   28,328    82,653
                                                            --------  --------
Net increase in cash and cash equivalents..................    4,534     1,803
Cash and cash equivalents, beginning of period.............    8,980     5,633
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 13,514  $  7,436
                                                            ========  ========
Noncash investing and financing activities:
  Expenditures for rental equipment purchases included in
   accounts payable........................................ $  4,148  $ 25,032
                                                            ========  ========
  Noncash rental equipment transfers....................... $  1,577  $     --
                                                            ========  ========
  Noncash partner withdrawals.............................. $     --  $  1,050
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

   The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. During interim periods, the Partnership follows the accounting policies set forth in its annual report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Form 10-K when reviewing interim financial results.

   In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results of operations of these interim periods have been included. The net loss for the three and six month periods ended June 30, 2000, is not necessarily indicative of the results to be expected for the full fiscal year. The management discussion and analysis, which follows these notes, contains additional information on the results of operations and financial position of the Company. Those comments should be read in conjunction with these financial statements.

3. Cash Flow Statement

   Supplemental cash flow information with respect to the acquisitions discussed in Note 5 is as follows:

Details of Acquisitions:
  Fair Value of assets acquired, net of cash acquired.................. $26,133
  Fair value of liabilities assumed....................................  (5,479)
                                                                        -------
    Cash paid for acquisition.......................................... $20,654
                                                                        =======

4. Long-Term Debt

   Long-term debt consists of the following:

                                                           June 30, December 31,
                                                             2000       1999
                                                           -------- ------------
10 3/8% Company Senior Notes, due 2008 (A)................ $155,000   $155,000
Senior Credit Facility of the Company (B)
  Revolving Credit Facility...............................  257,000    221,000
  Term Loan...............................................   50,000     50,000
  First Priority Term Loan................................  247,500    249,375
                                                           --------   --------
                                                           $709,500   $675,375
Less current portion of long-term debt....................    2,500      2,500
                                                           --------   --------
                                                           $707,000   $672,875
                                                           ========   ========

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)

4. Long-Term Debt (continued)

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

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)

4. Long-Term Debt (continued)

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

  The aggregate principal debt maturities of long-term debt for the next five years are as follows:

   2000................................................................ $  2,500
   2001................................................................    2,500
   2002................................................................    2,500
   2003................................................................    2,500
   2004................................................................    2,500
   Thereafter..........................................................  697,000
                                                                        --------
                                                                        $709,500
                                                                        ========

5. Business Acquisitions

   On June 30, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of R.E. Coulter Crane, Inc. The aggregate purchase price at closing was approximately $9.4 million in cash plus assumed liabilities of $.1 million, subject to certain post-closing purchase price adjustments. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired, principally consisting of equipment, based on their estimated fair values at the date of acquisition. Goodwill in the amount of $1.8 million was recorded as a result of the acquisition and is being amortized over 15 years.

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

5. Business Acquisitions (continued)

   The operating results of these acquisitions are included in the Partnership's consolidated results of operations from the date of acquisition. Certain pro forma financial information related to the above acquisitions have not been presented since the acquisitions were not material to the Partnership's consolidated financial position or its consolidated results of operations.

6. Equity Investment in Joint Venture

   On February 29, 2000, the Company entered into an agreement with Van Seumeren, USA, to form a joint venture, AVS Services, L.L.C., to engage in heavy lift services. Under the agreement, each partner in the joint venture shares equally in the profit or loss of the joint venture. In connection with the agreement, the Company is obligated to contribute up to $.5 million as its capital contribution. To date, the Company has made capital contributions totaling $.2 million to the joint venture. The investment in the joint venture has been accounted for using the equity method.

7. Lease Commitments

   In April 1997, the Partnership entered into a capital lease agreement for the lease of twenty trucks. The lease has a term of three years with a bargain purchase option at the end of the lease agreement. Interest rates under the capital lease agreement range from approximately 19% to 22%.

   In connection with the acquisition of Sacramento Valley Crane Service Inc., (See Note 5), and the Carlisle acquisition completed in 1999, the Partnership assumed certain obligations related to capital leases.

   The following is a schedule of future minimum lease payments under the capital lease agreements together with the present value of the net minimum lease payments as of June 30, 2000:

Year Ending December 31:
------------------------
2000.................................................................... $1,199
2001....................................................................    903
2002....................................................................    726
2003....................................................................    618
2004....................................................................    828
Thereafter..............................................................  1,386
                                                                         ------
Total minimum lease payments............................................  5,660
Less amount representing interest.......................................  1,034
                                                                         ------
Present value of minimum lease payments.................................  4,626
Less current portion....................................................  1,033
                                                                         ------
                                                                         $3,593
                                                                         ======

   Included in rental equipment is cost and accumulated depreciation for these leased assets of approximately $8,183 and $846, respectively, at June 30, 2000 and $1,716 and $455, respectively, at December 31, 1999.

8. Contingencies

   The Company is the defendant in a lawsuit by its former insurance carrier who has asserted a claim for premiums allegedly due on a contract of insurance in the amount of approximately $455. The Company has denied any liability and intends to vigorously defend the claim.

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)

8. Contingencies (continued)

   Additionally, the Company was a defendant in a lawsuit asserting breach of contract and tort claims arising out of allegations the Company did not timely deliver certain used equipment that the customer contracted to buy from the Company. In July 2000, the lawsuit was settled for $100.

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

9. Subsidiary Guarantors

   All of the Company's subsidiaries are wholly owned and all of the outstanding debt under the Company's Senior Notes and Senior Credit Facility are guaranteed on a full, unconditional and joint and several basis by all of these subsidiaries (the "Guarantor Subsidiaries"). The following summarized financial information presents the financial position for the Company and Guarantor Subsidiaries as of June 30, 2000 and December 31, 1999, the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. Separate financial statements of the Guarantor Subsidiaries have not been presented because management believes they are not material to investors.

                           ANTHONY CRANE RENTAL, L.P.

                                 (In thousands)

9. Subsidiary Guarantors (continued)

   The following table summarizes the financial position for the Company and its guarantor subsidiaries as of June 30, 2000 and December 31, 1999:

                                                June 30, 2000
                          ---------------------------------------------------------
                                                Other
                          Operating           Guarantor   Intercompany
                           Company  Carlisle Subsidiaries Eliminations Consolidated
                          --------- -------- ------------ ------------ ------------
                                                 (Unaudited)
BALANCE SHEETS
Assets:
Total current assets....  $ 48,682  $ 39,831   $ 2,599     $  (8,684)    $ 82,428
Investment in
 subsidiaries...........    35,815        --        --       (35,815)          --
Rental equipment, net of
 accumulated
 depreciation...........   355,752   143,652     9,294            --      508,698
Property and equipment,
 net of accumulated
 depreciation...........    57,839     9,329     1,983            --       69,151
Other assets............   266,413    71,716       731      (228,836)     110,024
                          --------  --------   -------     ---------     --------
  Total assets..........  $764,501  $264,528   $14,607     $(273,335)    $770,301
                          ========  ========   =======     =========     ========
Liabilities and
 partners' capital:
Total current
 liabilities............  $ 43,964  $ 12,735   $   191     $  (8,684)    $ 48,206
Long term debt, less
 current portion........   707,000   228,836        --      (228,836)     707,000
Other non-current
 liabilities............     7,923     1,558        --            --        9,481
                          --------  --------   -------     ---------     --------
  Total liabilities.....   758,887   243,129       191      (237,520)     764,687
Partners' capital.......     5,614    21,399    14,416       (35,815)       5,614
                          --------  --------   -------     ---------     --------
  Total liabilities and
   partners' capital....  $764,501  $264,528   $14,607     $(273,335)    $770,301
                          ========  ========   =======     =========     ========

                                              December 31, 1999
                          ---------------------------------------------------------
Assets:
Total current assets....  $ 53,399  $ 20,000   $ 1,188     $  (4,558)    $ 70,029
Investment in
 subsidiaries...........    34,776        --        --       (34,776)          --
Rental equipment, net of
 accumulated
 depreciation...........   386,898    94,993     9,533            --      491,424
Property and equipment,
 net of accumulated
 depreciation...........    58,619     8,937     1,758            --       69,314
Other assets............   210,448    74,002        69      (173,276)     111,243
                          --------  --------   -------     ---------     --------
  Total assets..........  $744,140  $197,932   $12,548     $(212,610)    $742,010
                          ========  ========   =======     =========     ========
Liabilities and
 partners' capital:
Total current
 liabilities............  $ 56,375  $  1,359   $   193     $  (4,558)    $ 53,369
Long-term debt, less
 current portion........   672,875   173,276        --      (173,276)     672,875
Other non-current
 liabilities............     3,190       876        --          (177)       3,889
                          --------  --------   -------     ---------     --------
  Total liabilities.....   732,440   175,511       193      (178,011)     730,133
Partners' capital.......    11,700    22,421    12,355       (34,599)      11,877
                          --------  --------   -------     ---------     --------
  Total liabilities and
   partners' capital....  $744,140  $197,932   $12,548     $(212,610)    $742,010
                          ========  ========   =======     =========     ========

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)

9. Subsidiary Guarantors (continued)

   The following table summarizes the results of operations for the Company and its guarantor subsidiaries for the three and six month periods ended June 30, 2000 and 1999.

                                      Three Months Ended June 30, 2000
                          -----------------------------------------------------------
                                                  Other
                          Operating             Guarantor   Intercompany
                           Company   Carlisle  Subsidiaries Eliminations Consolidated
                          ---------  --------  ------------ ------------ ------------
                                                 (Unaudited)
STATEMENTS OF OPERATIONS
Total revenues..........  $ 65,480   $31,891      $3,670      $(1,878)     $ 99,163
                          --------   -------      ------      -------      --------
Total cost of revenues..    43,022    20,361       1,578       (1,878)       63,083
Selling, general and
 administrative.........    14,033     4,630         578           --        19,241
                          --------   -------      ------      -------      --------
Income from operations..     8,425     6,900       1,514           --        16,839
Interest expense and
 other (income) expense,
 net....................    12,490     5,642         506           --        18,638
                          --------   -------      ------      -------      --------
Income (loss) before
 taxes..................    (4,065)    1,258       1,008           --        (1,799)
Provision for state
 taxes..................       100        --          --           --           100
                          --------   -------      ------      -------      --------
Net income (loss).......  $ (4,165)  $ 1,258      $1,008      $    --      $ (1,899)
                          ========   =======      ======      =======      ========

                                      Three Months Ended June 30, 1999
                          -----------------------------------------------------------
                                                 (Unaudited)
Total revenues..........  $ 58,797   $    --      $2,576      $    --      $ 61,373
                          --------   -------      ------      -------      --------
Total cost of revenues..    39,552        --       1,289           --        40,841
Selling, general and
 administrative.........    11,400        --         239           --        11,639
                          --------   -------      ------      -------      --------
Income from operations..     7,845        --       1,048           --         8,893
Interest expense and
 other (income) expense,
 net....................     9,153        --         302           --         9,455
                          --------   -------      ------      -------      --------
Income (loss) before
 taxes..................    (1,308)       --         746           --          (562)
Provision for state
 taxes..................        --        --          --           --            --
                          --------   -------      ------      -------      --------
Net income (loss).......  $ (1,308)  $    --      $  746      $    --      $   (562)
                          ========   =======      ======      =======      ========
                                       Six Months Ended June 30, 2000
                          -----------------------------------------------------------
                                                 (Unaudited)
Total revenues..........  $135,266   $58,989      $6,816      $(4,323)     $196,748
                          --------   -------      ------      -------      --------
Total cost of revenues..    89,295    40,195       3,002       (4,323)      128,169
Selling, general and
 administrative.........    28,790     8,997         798           --        38,585
                          --------   -------      ------      -------      --------
Income from operations..    17,181     9,797       3,016           --        29,994
Interest expense and
 other (income) expense,
 net....................    24,289    10,819         955           --        36,063
                          --------   -------      ------      -------      --------
Income (loss) before
 taxes..................    (7,108)   (1,022)      2,061           --        (6,069)
Provision for state
 taxes..................       200        --          --           --           200
                          --------   -------      ------      -------      --------
Net income (loss).......  $ (7,308)  $(1,022)     $2,061      $    --      $ (6,269)
                          ========   =======      ======      =======      ========

                                       Six Months Ended June 30, 1999
                          -----------------------------------------------------------
                                                 (Unaudited)
Total revenues..........  $104,734   $    --      $5,540      $    --      $110,274
                          --------   -------      ------      -------      --------
Total cost of revenues..    69,670        --       2,671           --        72,341
Selling, general and
 administrative.........    20,831        --         438           --        21,269
                          --------   -------      ------      -------      --------
Income from operations..    14,233        --       2,431           --        16,664
Interest expense and
 other (income) expense,
 net....................    17,644        --         642           --        18,286
                          --------   -------      ------      -------      --------
Income (loss) before
 taxes..................    (3,411)       --       1,789           --        (1,622)
Provision for state
 taxes..................       101        --          --           --           101
                          --------   -------      ------      -------      --------
Net income (loss).......  $ (3,512)  $    --      $1,789      $    --      $ (1,723)
                          ========   =======      ======      =======      ========

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)

9. Subsidiary Guarantors (continued)

   The following table summarizes the cash flows for the Company and its guarantor subsidiaries for the six months ended June 30, 2000 and 1999.

                                       Six Months Ended June 30, 2000
                          -----------------------------------------------------------
                                                  Other
                          Operating             Guarantor   Intercompany
                           Company   Carlisle  Subsidiaries Eliminations Consolidated
                          ---------  --------  ------------ ------------ ------------
                                                 (Unaudited)
STATEMENTS OF CASH FLOWS
Net cash provided by
 operating activities...  $  3,264   $ 18,146    $ 2,250      $    --      $ 23,660
                          --------   --------    -------      -------      --------
Net cash used in
 investing activities...  $(26,701)  $(19,460)   $(1,293)     $    --      $(47,454)
                          --------   --------    -------      -------      --------
Net cash provided by
 financing activities...  $ 28,214   $    114    $    --      $    --      $ 28,328
                          --------   --------    -------      -------      --------

                                       Six Months Ended June 30, 1999
                          -----------------------------------------------------------
                                                 (Unaudited)
Net cash (used in)
 provided by operating
 activities.............  $   (107)  $     --    $ 1,214      $    --      $  1,107
                          --------   --------    -------      -------      --------
Net cash used in
 investing activities...  $(80,863)  $     --    $(1,094)     $    --      $(81,957)
                          --------   --------    -------      -------      --------
Net cash provided by
 financing activities...  $ 82,653   $     --    $    --      $    --      $ 82,653
                          --------   --------    -------      -------      --------

10. Operating Segment Information

   The Company identifies and manages its business as two operating segments, equipment rentals and equipment sales.

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

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)

10. Operating Segment Information (continued)

   The table below presents information about reported segments for the three and six months ended June 30, 2000:

                                                   Equipment Equipment
                                                    Rentals    Sales    Total
                                                   --------- --------- --------
Three months ended, June 30, 2000:
  Revenues........................................ $ 89,265   $ 9,898  $ 99,163
  EBITDA.......................................... $ 31,247   $   578  $ 31,825
Six months ended, June 30, 2000:
  Revenues........................................ $174,736   $22,012  $196,748
  EBITDA.......................................... $ 57,688   $   885  $ 58,573

11. Name Change

   On April 14, 2000, the Company announced it was changing its name to Maxim Crane Works and intends to complete a formal name change by the end of the third quarter.

ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30,
1999

   Equipment Rental Revenues: Revenues from equipment rentals increased $35.8 million, or 66.9%, to $89.3 million for the quarter ended June 30, 2000 as compared to $53.5 million for the same period in the prior year. This increase was largely due to the Carlisle acquisition completed in July 1999, which accounted for approximately $27.5 million in equipment rental revenues. The remaining $8.3 million increase is the result of incremental revenues generated by the other acquisitions completed during 1999, as well as internal growth of the Company's existing yards.

   Equipment Sales: Revenues from equipment sales increased $2.0 million, or 25.3%, to $9.9 million for the quarter ended June 30, 2000, as compared to $7.9 million for the same period in the prior year. The Carlisle acquisition accounted for approximately $4.3 million in equipment sales during the quarter. This increase was partially offset by a decrease in equipment sales volume in the rest of the Company.

   Total Revenues: Based on the foregoing, total revenues increased $37.8 million, or 61.6%, to $99.2 million for the quarter ended June 30, 2000, as compared to $61.4 million for the same period in the prior year.

   Gross Profit: Gross profit from equipment rentals increased $14.8 million, or 75.1%, to $34.5 million for the quarter ended June 30, 2000, as compared to $19.7 million for the same period in the prior year. The Carlisle acquisition accounted for approximately $10.9 million of the increase in gross profit from equipment rentals. As a percent of equipment rental revenues, gross profit from equipment rentals improved from 36.9% for the quarter ended June 30, 1999 to 38.7% for the quarter ended June 30, 2000. The increase is due to the Carlisle acquisition and various cost improvement activities, including accelerated integration actions on several 1999 acquisitions.

   Gross profit from equipment sales increased $.7 million, or 87.5%, to $1.5 million for the quarter ended June 30, 2000, as compared to $.8 million for the same period in the prior year. As a percent of equipment sales revenues, gross profit from equipment sales improved to 15.5% for the quarter ended June 30, 2000, as compared to 10.0% for the same period in the prior year.

   Based on the foregoing, total gross profit increased $15.5 million, or 75.6%, to $36.0 million for the quarter ended June 30, 2000, as compared to $20.5 million for the same period in the prior year.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $7.6 million, or 65.5%, to $19.2 million for the quarter ended June 30, 2000, as compared to $11.6 million for the same period in the prior year. The Carlisle acquisition accounted for $4.6 million of the increase in selling, general and administrative expenses. The remaining increase is primarily the result of an increase in employee related costs and depreciation expense on non-rental equipment resulting from the other acquisitions completed in 1999 and early 2000, as well as internal growth. As a percent of total revenues, selling, general and administrative expenses increased slightly to 19.4% for the quarter ended June 30, 2000, as compared to 19.0% for the same period in the prior year.

   Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) increased $14.8 million, or 86.5%, to $31.9 million for the quarter ended June 30, 2000, as compared to $17.1 million for the same period in the prior year. EBITDA from equipment rentals (as further defined to exclude gains on the sale of new equipment) increased $14.5 million, or 86.8% to $31.2 million for the quarter ended June 30, 2000, as compared to $16.7 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations increased to 34.9% for the quarter ended June 30, 2000, as compared to 31.2% for the same period in the prior year. This increase is due to the factors discussed above.

   Interest Expense: Interest expense increased $9.0 million, or 93.7%, to $18.6 million for the quarter ended June 30, 2000, as compared to $9.6 million for the same period in the prior year. This increase reflects the higher level of borrowings outstanding attributable to the acquisitions completed in 1999 and early 2000 and the Company's continued investment in rental equipment, as well as an increase in interest rates.

   Net Loss: Net loss increased $1.3 million, or 216.7%, to a net loss of $1.9 million for the quarter ended June 30, 2000, as compared to a net loss of $.6 million for the same period in the prior year as a result of the factors discussed above.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

   Equipment Rental Revenues: Revenues from equipment rentals increased $74.9 million, or 75.1%, to $174.7 million for the six months ended June 30, 2000, as compared to $99.8 million for the same period in the prior year. This increase was largely due to the Carlisle acquisition completed in July 1999, which accounted for approximately $50.2 million in equipment rental revenues. The remaining $24.7 million increase is the result of incremental revenues generated by the other acquisitions completed during 1999 and early 2000, as well as internal growth of the Company's existing yards. Additionally, management has noted a recovery in the equipment rental revenues generated from the Company's petrochemical customers.

   Equipment Sales: Revenues from equipment sales increased $11.5 million, or 109.5%, to $22.0 million for the six months ended June 30, 2000, as compared to $10.5 million for the same period in the prior year. The Carlisle acquisition accounted for approximately $8.7 million of the increase. Additionally, the Company has experienced increased activity in sales of new equipment as well as sales through its fleet management program.

   Total Revenues: Based on the foregoing, total revenues increased $86.4 million, or 78.3%, to $196.7 million for the six months ended June 30, 2000, as compared to $110.3 million for the same period in the prior year.

   Gross Profit: Gross profit from equipment rentals increased $28.8 million, or 79.3%, to $65.1 million for the six months ended June 30, 2000, as compared to $36.3 million for the same period in the prior year. The Carlisle acquisition accounted for approximately $17.7 million of the increase in gross profit from equipment rentals. As a percent of equipment rental revenues, gross profit from equipment rentals increased from 36.4% for the six months ended June 30, 1999, compared to 37.3% for the six months ended June 30, 2000. The increase is due to various cost improvement activities, including accelerated integration of the acquisitions completed in 1999. Additionally, the recovery of the petrochemical industry has further had a positive impact on the gross margin percentage.

   Gross profit from equipment sales increased $1.9 million, or 118.8%, to $3.5 million for the six months ended June 30, 2000, as compared to $1.6 million for the same period in the prior year. As a percent of equipment sales revenues, gross profit from equipment sales increased to 15.9% for the six months ended June 30, 2000, as compared to 15.2% for the same period in the prior year.

   Based on the foregoing, total gross profit increased $30.7 million, or 81.0%, to $68.6 million for the six months ended June 30, 2000, as compared to $37.9 million for the same period in the prior year.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $17.3 million, or 81.2%, to $38.6 million for the six months ended June 30, 2000, as compared to $21.3 million for the same period in the prior year. The Carlisle acquisition accounted for $9.0 million of the increase in selling, general and administrative expenses. The remaining increase is primarily the result of an increase in employee related costs and depreciation expense on non-rental equipment resulting from the other acquisitions completed in 1999 and early 2000, as well as internal growth. As a percent of total revenues, selling, general and administrative expenses increased slightly to 19.6% for the six months ended June 30, 2000, as compared to 19.3% for the same period in the prior year.

   Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) increased $27.0 million, or 85.4%, to $58.6 million for the six months ended June 30, 2000, as compared to $31.6 million for the same period in the prior year. EBITDA from equipment rentals (as further defined to exclude gains on the sale of new equipment) increased $25.0 million, or 80.4% to $56.1 million for the six months ended June 30, 2000, as compared to $31.1 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations increased to 32.1% for the six months ended June 30, 2000, as compared to 31.2% for the same period in the prior year. The improvement in EBITDA margin from rental operations is due to the factors discussed above.

   Interest Expense: Interest expense increased $17.5 million, or 94.6%, to $35.9 million for the six months ended June 30, 2000, as compared to $18.5 million for the same period in the prior year. This increase reflects the higher level of borrowings outstanding attributable to the acquisitions completed in 1999 and early 2000 and the Company's continued investment in rental equipment, as well as an increase in interest rates.

   Net Loss: Net loss increased $4.6 million, or 270.6%, to a net loss of $6.3 million for the six months ended June 30, 2000, as compared to $1.7 million for the same period in the prior year as a result of the factors discussed above.

 Liquidity and Capital Resources

   Net cash provided by operating activities for the six months ended June 30, 2000 increased by $22.6 million to $23.7 million for the six months ended June 30, 2000, compared to $1.1 million for the same period in the prior year. This increase was primarily the result of an increase in non-cash depreciation and amortization expense as well as an increase in accounts payable during 2000.

   During the six months ended June 30, 2000 and 1999, the Company's principal uses of cash for investing activities were for acquisitions and capital expenditures, including expenditures for rental equipment. Total capital expenditures for these periods were $38.6 million and $51.7 million, respectively. Included in these totals were expenditures for rental equipment totaling $36.4 million and $48.4 million, respectively. These expenditures were made to increase the Company's total investment in the rental fleet and to replace sold used rental equipment. Cash expenditures for acquisitions totaled $20.7 million in 2000 and $38.1 million in 1999

   Net cash provided by financing activities during the six months ended June 30, 2000 was $28.3 million, a decrease of 65.8%, compared to $82.7 million for the six months ended June 30, 1999. The decrease in net cash provided by financing activities was due to a decrease in net borrowings to fund acquisitions and capital expenditures.

   The Company has no long-term minimum purchase commitments for rental equipment. Management has budgeted $35 million for net fleet capital expenditures for 2000, exclusive of acquisitions, to be used to replace rental equipment sold as well as increase its total investment in the fleet. In addition to the budgeted capital expenditures, the Company is currently considering several potential acquisitions. In the six months ended June 30, 2000 and 1999, the Company incurred approximately $1.6 million related to a sale/leaseback transaction entered into in December 1996. This transaction will require annual payments of approximately $3.1 million through January 2004.

   In connection with the Company's recapitalization, the Company and Anthony Crane Rental Holdings, L.P. ("Holdings"), its Parent, incurred significant amounts of debt with interest and principal payments on the Discount Debentures, the Senior Notes and under the Senior Credit Facilities representing significant obligations of the Company and Holdings. Holdings' operations are conducted through its subsidiaries and Holdings is, therefore, dependent upon the cash flow of its subsidiaries, including the Company, to meet its debt service obligations. The Company's liquidity needs relate to working capital, debt service, capital expenditures and potential acquisitions.

   The Company intends to fund its working capital, capital expenditures, acquisitions and debt service requirements through cash flows generated from operations and borrowings under the Senior Credit Facilities. The Senior Credit Facilities consist of a $425.0 million, non-amortizing Revolving Credit Facility of which a net amount of $257.0 million was drawn at June 30, 2000, a $50.0 million non-amortizing Term Loan and a $250.0 million First Priority Term Loan. Amounts under the Revolving Credit Facility will be available on a revolving basis during the period commencing on July 22, 1998 (the date of the closing) and ending on the sixth anniversary of the closing.

   The Senior Credit Facilities, the Senior Notes and the Discount Debentures contain certain covenants that limit, among other things, the ability of the Company and Holdings to: (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio. At June 30, 2000, the Company was in full compliance with the financial covenants and expects to remain in compliance for the foreseeable future, including with respect to the minimum interest coverage ratio.

 Forward Looking Statements

   This report may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbor created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that such statements will prove to be accurate. Factors which could affect actual future results include the developments relating to the state and local sales and use tax audit and other claims related to investigations or lawsuits. Such factors also include the possibility that increased demand or prices for the Company's services may not occur or continue, changing economic and competitive conditions, technological risks and other risks, changing governmental regulations (including environmental rules and regulations) and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

                                    PART II

ITEM 1. Legal Proceedings

   The Company is a party to a number of lawsuits and claims arising out of the usual course of business.

ITEM 5. Other Information

   On April 14, 2000, the Company announced it was changing its name to Maxim Crane Works and intends to complete a formal name change during the third quarter.

ITEM 6. Exhibits and Reports on Form 8-K

A. INDEX TO EXHIBITS

B. REPORTS ON FORM 8-K

   None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the Borough of West Mifflin, State of Pennsylvania, on August 14, 2000.

                                          Anthony Crane Rental, L.P.

                                          By:  /s/ Jeffrey J. Fenton
                                             ----------------------------------
                                              Jeffrey J. Fenton
                                              Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person in the capacity indicated on August 14, 2000.

                                          By: /s/ William F. Fabrizio
                                             ----------------------------------
                                              William F. Fabrizio
                                              Chief Financial Officer