Form 10-K405
period 2000-12-31
ANTHONY CRANE RENTAL LP
filed 2001-03-21
CIK 1070313

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

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the fiscal year ended December 31, 2000

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

                             800 Waterfront Drive
                        Pittsburgh, Pennsylvania 15222
                   (Address of Principal Executive Offices)
                                (412) 320-4900
             (Registrant's Telephone Number, Including Area Code)
                               ----------------

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

  Aggregate market value of voting partnership interests held by non-affiliates as of March 31, 2001 not applicable.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

  Number of common partnership interests outstanding as of March 31, 2001: 100

  Documents incorporated by reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Item                                                                                                  Page
----                                                                                                  ----

                                                      PART I

1.            Business...............................................................................   1
2.            Properties.............................................................................   5
3.            Legal Proceedings......................................................................   6
4.            Submission of Matters to a Vote of Security Holders....................................   6

                                                      PART II

5.            Market for Registrant's Common Equity and Related Stockholder Matters..................   6
6.            Selected Financial Data................................................................   7
7.            Management's Discussion and Analysis of Financial Condition and Results of Operations..   8
7a.           Quantitative and Qualitative Disclosures About Market Risk.............................  14
8.            Financial Statements and Supplementary Data............................................  15
9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  37

                                                     PART III

10.           Directors and Executive Officers of the Registrant.....................................  37
11.           Executive Compensation.................................................................  39
12.           Security Ownership of Certain Beneficial Owners and Management.........................  41
13.           Certain Relationships and Related Transactions.........................................  42

                                                      PART IV

14.           Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  45

  Unless otherwise indicated, the terms "Anthony Crane Rental," "ACR," "Maxim" and "the Company" refer collectively to Anthony Crane Rental, L.P. and its subsidiaries.

                                    PART I

ITEM 1. Business

   Anthony Crane Rental, L.P. (the "Company"), doing business as Maxim Crane Works ("Maxim") is the largest provider of comprehensive crane and lifting equipment rentals and services in North America. The Company believes, based on the number and widespread location of its yards, that it is the only national crane rental company in the highly fragmented U.S. crane rental industry. The Company has a network of 49 crane rental yards that provide services to over 10,000 customers in 40 states and the Caribbean. The Company owns approximately 4,500 pieces of lifting equipment, ranging from 1,000-ton mobile cranes to two-person aerial work platforms. While its primary business is the rental of crane and lifting equipment, approximately 9% of the Company's 2000 revenues were derived from sales of new and used equipment.

   The Company has nine subsidiaries. Four of the Company's subsidiaries, Anthony Sales & Leasing, L.P., Anthony International, L.P., Anthony Crane Sales & Leasing Corporation and Anthony International Equipment Services Corporation, conduct business under the terms of a contract with a single customer located in the Virgin Islands. The principal activities of these entities is the rental of cranes and lifting equipment and the providing of labor services for the operation, management and maintenance of the equipment. Three of the Company's subsidiaries, Dunn Acquisition Inc., Carlisle Equipment Group, L.P. and Carlisle G.P., L.L.C., were formed to facilitate the acquisitions completed during 1999. One subsidiary, Husky Crane, Inc. was acquired pursuant to an acquisition completed during 1999. The other subsidiary, Anthony Crane Capital Corporation has no assets or operations. In addition, the Company is a partner in a joint venture, AVS Services, L.L.C. ("AVS"), which was formed in February 2000 to engage in heavy lift services.

   The Company was founded in 1966. Since that time, the Company has grown largely through controlled and disciplined geographic expansion internally as well as through acquisitions. The Company seeks acquisitions that would allow it to penetrate new geographic markets or to solidify its position in certain existing geographic markets, while generating attractive economic returns and building on existing customer relationships. The Company's recent acquisitions include Husky Crane, Inc. ("Husky"), Carlisle Construction Company, Inc. ("Carlisle"), Capitol Crane Rental, Inc. ("Capitol Crane") and Dunn Equipment, Inc. ("Dunn") (all occurring in 1999) and Sacramento Valley Crane Rental, Inc. ("Sacramento Valley Crane"), King's Crane Service, Inc. ("King Crane"), R.E. Coulter Crane ("Coulter"), Linder Crane ("Linder") and Carolina Crane, Inc. ("CCI") completed in 2000.

Recapitalization

   On June 1, 1998, the Company entered into a recapitalization agreement with Bain/ACR, LLC. ("Bain"), pursuant to which Bain and certain members of senior management of the Company (collectively the "Equity Investors") acquired an 82% ownership interest in Anthony Crane Rental Holdings, L.P. ("Holdings") (the "Recapitalization"). Following the Recapitalization, Holdings had a 99% ownership interest in the Company. Effective July 22, 1998, the Recapitalization was consummated and the Company incurred new debt obligations, repaid its outstanding senior notes and credit agreement obligations, restructured certain of its outstanding Company interests and distributed approximately $122.3 million in cash and property with a net book value of approximately $3.6 million to the partners of the Partnership prior to the Recapitalization ("Predecessor Partners").

   The Recapitalization was funded by: (i) a notes offering by the Company consisting of $155 million of 10 3/8% Senior Notes due 2008 (the "Senior Notes"); (ii) a discount debenture offering by Holdings with proceeds of $25 million consisting of 13 3/8% Senior Discount Debentures due 2009 (the "Discount Debentures"); and (iii) $125 million of borrowings under a new revolving credit facility and $50 million of borrowings under a term loan facility (together defined as the "Senior Credit Facilities"). In addition, as part of the Recapitalization consideration, Holdings distributed $22.5 million of Class A Preferred Units to the Predecessor Partners.

Crane Rentals

   Maxim is headquartered in Pittsburgh, Pennsylvania and organized into five regions: Northeast (based in Pittsburgh, PA), Southeast (based in Atlanta,
GA), Central (based in Texas City, TX), West (based in Phoenix, AZ) and Midwest (based in Wilder, KY). Each of these regions is headed by a regional vice president who supervises five to eight branch operations and oversees the movement of equipment within and across regions. Each of these vice presidents has responsibility for revenue, profitability and asset management for branch operations and the region assigned to them and, collectively, for the Company as a whole and are compensated for local, regional and company-wide performance. Additionally, regional vice presidents are responsible for developing promising growth opportunities, expanding national customers and new business opportunities in their respective regions. The Company's vice presidents average over 25 years of crane rental experience.

   Throughout its history, the Company has continually reviewed its options to expand both within and across regions by adding new branch operations, often at the initial request of one of its existing customers. Maxim evaluates these opportunities, applying financial and market-related criteria, and, if appropriate, enters a market through a single yard. As the Company gains new customers in this market, it continues to build the size of its fleet. This initial branch operation then serves its market and adjoining markets until the Company develops a sufficient revenue base to support further expansion, at which point Maxim opens a new branch operation in a contiguous market. Maxim has used this disciplined expansion strategy to expand regionally into the Southeast and Central regions, and more recently into the West and Midwest regions.

   Fleet management, which is the process of purchasing, dispatching, maintaining, relocating and selling rental equipment, is one of the most critical operational elements for crane rental companies. As part of its fleet management program, the Company monitors utilization on a crane-by-crane basis, using a tracking system that indicates, by branch operation, the number of cranes currently utilized or reserved and the number and types of cranes available. The Company's fleet management program facilitates decisions regarding: (i) asset mix at individual branch operations; (ii) movements of equipment on an intra-regional and inter-regional basis; (iii) purchase of new equipment and assignment to individual branches; and (iv) relocation and divestiture of underperforming assets.

Crane Sales

   While the majority of its revenues result from crane rentals and services, the Company engages in two forms of crane sales and has a dedicated staff focused on maximizing returns in this business. First, the Company purchases cranes directly from manufacturers and acts as a dealer in sales to third parties, which has historically generated a relatively small percentage of the Company's total revenues. As a dealer and the largest non-government crane purchaser in the United States, the Company benefits from both wholesale and volume-driven purchase discounts. Additionally, by participating in the new crane sales business, the Company has access to up-to-date crane market and product information, which aids Maxim in marketing its used equipment and in advising its rental customers regarding equipment selection.

   Second, the Company's proactive fleet management program is designed to match the Company's rental product offerings with regional market demand. As part of this program, once management determines that a piece of equipment can be better deployed in another business location, the equipment is relocated to achieve higher utilization rates. Additionally, management identifies equipment to be sold based on its age, condition or technological advancements. The Company's preventative maintenance programs and its knowledge of the global market for crane sales allow it to generate consistent returns on sales of used equipment to both domestic and international purchasers. The Company has historically reinvested sales proceeds in new equipment selected to meet customer demand and maintain optimal fleet mix.

   Revenues derived from sales of new and used equipment totaled approximately 9% of the Company's 2000 revenue.

Customers, Sales and Marketing

   The Company's customer base consists of over 10,000 customers in 40 states and the Caribbean. Examples of the Company's key customers include: (i) petroleum producers, such as Exxon Mobil Corp.; (ii) steel and metal manufacturers, such as USX Corp. and AK Steel Corp.; (iii) electric utilities, such as Florida Power & Light Co. and Pacific Gas & Electric Company; (iv) industrial contractors, such as Brown & Root Company, Turner Construction Company and Bechtel Construction Company; (v) other industrial customers, such as Dow Chemical Company, Huntsman Chemical Company, International Paper Company, Procter & Gamble Company and Bayer, Inc.; and (vi) infrastructure and commercial construction contractors, such as Schuff Steel and KCI Constructors, Inc.

   Over 60% of the Company's rental revenues are derived from customers who rent cranes on an operated and maintained basis, which means that the rentals include an experienced operator. These types of rentals also tend to include value-added services, such as the services of a crane specialist who provides equipment recommendations and specifications for a potential lift. The remainder of Maxim's rental revenues are on a bare basis (i.e., without an operator).

   In 2000, approximately 50% of the Company's rental revenues were derived from industrial customers. Approximately 50% of the Company's rental revenues in 2000 were from construction contractors, who primarily utilize cranes for public infrastructure and commercial construction for a wide variety of industries.

   In 2000, no single customer accounted for over 2% of rental revenues, except for one industrial customer who represented approximately 4% of rental revenues and for whom the Company provides fleet management services under the terms of an exclusive contract. The Company's customer base is also diversified by geography. No single region accounted for greater than 26% of the Company's 2000 rental revenues.

   The Company has created and continues to develop its diverse and extensive customer base through a proactive marketing strategy. The Company employs an experienced staff of over 90 full-time sales personnel to reach new customers and maintain existing relationships. Maxim believes that its marketing approach fosters long-term, multi-location crane rental relationships, and enables the Company to drive market share gains and consolidate its position as the number one choice in crane rental services.

Competition

   The crane rental industry is highly fragmented and is served by a distinct number of companies who focus almost exclusively on crane and lifting equipment rental. Maxim generally competes with a small number of regional crane rental companies (who typically own less than 200 cranes) and hundreds of local crane rental operators (who typically own less than 50 cranes). Management believes that general equipment rental companies have not significantly participated in the crane rental market because they are less able to meet the broad needs of crane rental customers for several reasons, including: (i) the high levels of expertise and commitment required to provide a full range of value-added lifting services, such as highly qualified, well trained operators and lift planning; (ii) the substantial amount of capital dedicated to cranes and lifting equipment required to provide the size and selection necessary to meet the broad demands of larger customers; and (iii) the significant maintenance programs required to ensure equipment reliability and safety. Given the unique characteristics and fragmentation of the crane rental industry, management believes there are substantial opportunities for Maxim to leverage its competitive advantages and further increase its market share through geographic expansion and consolidation.

   Maxim is the largest and only national provider of comprehensive crane and lifting equipment rentals and services in the United States. The Company estimates that its crane fleet represented approximately 20% of the total U.S. crane rental fleet in 2000. According to industry estimates, the Company's crane rental fleet is significantly larger than that of its next largest competitor. Management believes that, relative to the Company, most local and regional crane rental competitors lack the fleet size necessary to provide customers with comparable selection and availability. Furthermore, Maxim's national scope, together with the mobile nature of its fleet, affords it the ability to move assets in response to varying levels of regional or seasonal demand and thus maximize its fleet utilization.

Equipment

   The Company has a total of approximately 7,000 pieces of equipment, of which approximately 4,500 pieces are comprised of cranes and lifting equipment, with the remainder comprised of support vehicles (including tractors, trailers and mechanics' vehicles). As of December 31, 2000, the original cost of the Company's rental equipment, in the aggregate, was greater than $660 million. Maxim is the largest non-government purchaser of cranes in North America and consequently benefits from volume-driven purchase discounts. The large scale of the Company's fleet, in conjunction with its broad geographic coverage and customer base, allow it to purchase specialized, often expensive equipment that smaller competitors or individual crane users could not justify.

Employees

   As of December 31, 2000, the Company had approximately 650 full-time employees. Approximately 40 employees were employed at the corporate headquarters in Pittsburgh, Pennsylvania and were involved in administrative functions. The remaining employees were located at Maxim's various regions and branches and were engaged in management, operations, dispatch, sales and marketing, maintenance and administrative functions. In addition, as of December 31, 2000, the Company contracted with approximately 1,600 crane operators on an as-needed basis. The majority of these crane operators were unionized and, as of December 31, 2000, approximately 25% of the Company's full time employees were unionized. The Company has never experienced a material work stoppage and considers its overall relations with its work force to be good.

ITEM 2. Properties

   The following table sets forth certain information regarding significant facilities operated by the Company as of December 31, 2000:

                                       Facility
                                        Square                       Owned or
Location                         Acres Footage       Purpose          Leased
--------                         ----- -------- ----------------- --------------
Arizona
 Phoenix.......................   8.7   33,800  Regional Office       Owned
 Flagstaff.....................   1.0      500  Branch Office         Leased
 Tuscon........................   1.5      400  Branch Office         Leased
California
 Fontana.......................   5.0    7,200  Branch Office         Leased
 Richmond......................   5.3   12,000  Branch Office         Owned
 San Diego.....................   4.3    6,000  Branch Office         Leased
 Long Beach....................   N/A      800  Branch Office         Leased
 Stockton......................  11.5    5,000  Branch Office         Leased
 Modesto.......................  1.63      432  Branch Office         Leased
 Sacramento....................  3.24    4,800  Branch Office         Owned
Florida
 Pompano.......................   3.4   15,440  Branch Office         Owned
 Orlando.......................  10.1    6,000  Branch Office         Leased
 West Palm Beach...............   3.0   15,100  Branch Office         Leased
 Miami.........................   2.1      160  Branch Office         Leased
Georgia
 Atlanta.......................  32.0   34,884  Regional Office       Owned
 Augusta.......................  12.6   12,556  Branch Office         Owned
 Savannah......................  14.9   26,390  Branch Office         Owned
Illinois
 Joliet........................   1.5    3,500  Branch Office         Leased
Indiana
 Griffith......................   5.0    9,000  Branch Office         Leased
 Indianapolis..................   3.1   17,000  Branch Office         Leased
Kentucky
 Wilder........................  21.9   45,000  Regional Office       Leased
 Louisville....................   2.0   29,740  Branch Office         Leased
 Taylorsport...................  42.2    1,100  River Frontage        Leased
Louisiana
 West Lake.....................   6.5   21,962  Branch Office         Owned
 Baton Rouge...................   2.0    1,200  Branch Office         Owned
Maryland
 Baltimore.....................   0.8    7,500  Branch Office         Leased
North Carolina
 Charlotte.....................   1.5   12,000  Branch Office         Owned
Ohio
 Cleveland.....................   1.6   12,000  Branch Office         Leased
 Dayton........................   5.1   14,400  Branch Office         Leased
Pennsylvania
 Pittsburgh....................   N/A   21,500  Corporate Office      Leased
 West Mifflin..................  28.5   45,760  Regional Office       Owned
 Mercer........................  17.6   18,050  Branch Office         Owned
 Monroeville...................   5.9   39,100  Branch Office         Owned
 Philadelphia..................   8.0   19,350  Branch Office         Owned
 Allentown.....................   N/A      400  Satellite Office      Leased
 Erie..........................   4.9    3,720  Branch Office         Leased
South Carolina
 Columbia......................   4.5   16,800  Branch Office         Owned
 Charleston....................   2.6    7,200  Branch Office         Leased
 Greenville....................   3.0      144  Branch Office         Leased
Texas
 Texas City....................   2.0     3140  Regional Office       Owned
 Beaumont......................   8.8   21,000  Branch Office         Owned
 Dallas........................   3.1    5,380  Branch Office         Owned
 Jacinto Port..................  13.2   20,720  Maintenance           Owned
 LaPorte.......................   5.4    9,940  Branch Office         Owned
 Freeport......................   5.0    5,260  Branch Office         Owned
 Port Lavaca...................   2.0    2,388  Branch Office         Owned
U.S. Virgin Islands
 St. Croix.....................   N/A      N/A  Contract Office   Cust. Facility
West Virginia
 Nitro (Charleston)............   5.8   29,220  Branch Office         Owned
 Morgantown....................   1.0      720  Branch Office         Leased
 Parkersburg...................   1.5      N/A  Satellite/Laydown     Leased

   To the extent any such properties are leased, the Company expects to be able to renew such leases or lease comparable facilities on terms commercially acceptable to the Company. Management believes that the Company's facilities are suitable for its operations and provide sufficient capacity to meet the Company's requirements for the foreseeable future.

ITEM 3. Legal Proceedings

   The Company was the defendant in a lawsuit resulting from negotiations in connection with a then proposed acquisition in which the potential seller was seeking contractual damages in excess of $11 million plus other consequential damages for breach of contract and the confidentiality provisions in a letter of intent executed between the parties. In December 2000, the Company settled the lawsuit and completed the proposed acquisition.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

   During the year ended December 31, 2000, no matter was submitted to a vote of the security holders of the Company.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Not applicable.

ITEM 6. Selected Financial Data

  Summary Consolidated Financial Information and Other Data

                                    Years Ended December 31,
                          ---------------------------------------------------
                            1996      1997        1998      1999       2000
                          --------  --------    --------  ---------  --------
                                     (Amounts in thousands)
Statement of Operations
 Data:
Revenues:
  Equipment rentals...... $128,161  $156,408    $183,684  $ 264,668  $365,959
  Equipment sales........   19,444    27,400      22,975     34,446    37,650
                          --------  --------    --------  ---------  --------
Total revenues...........  147,605   183,808     206,659    299,114   403,609
                          --------  --------    --------  ---------  --------
Cost of revenues:
  Cost of equipment
   rentals...............   78,049    97,036     110,629    172,078   228,557
  Cost of equipment
   sales.................   13,643    15,541      18,920     29,661    33,407
                          --------  --------    --------  ---------  --------
Total cost of revenues...   91,692   112,577     129,549    201,739   261,964
                          --------  --------    --------  ---------  --------
Gross profit.............   55,913    71,231      77,110     97,375   141,645
Selling, general and
 administrative
 expenses................   29,211    35,111      40,534     58,171    81,528
                          --------  --------    --------  ---------  --------
Income from operations...   26,702    36,120      36,576     39,204    60,117
Interest expense.........   10,873    13,962      26,161     51,208    74,993
Other expense (income)
 net.....................      (69)   (1,739)       (104)      (177)    1,038
                          --------  --------    --------  ---------  --------
Income (loss) before
 extraordinary item and
 taxes...................   15,898    23,897      10,519    (11,827)  (15,914)
Provision (benefit) for
 state taxes.............     (102)       96         220        301       200
                          --------  --------    --------  ---------  --------
Income (loss) before
 extraordinary item......   16,000    23,801      10,299    (12,128)  (16,114)
Extraordinary item.......       --        --      15,811         --        --
                          --------  --------    --------  ---------  --------
Net income (loss)........ $ 16,000  $ 23,801(1) $ (5,512) $ (12,128) $(16,114)
                          ========  ========    ========  =========  ========
Other Data:
Net cash provided by
 operating activities.... $ 32,411  $ 30,697    $ 35,133  $  27,115  $ 54,828
Net cash used in
 investing activities....  (56,349)  (66,976)    (85,089)  (323,540) (101,957)
Net cash provided by
 financing activities....   26,370    32,066      51,214    299,772    51,284
EBITDA (2)...............   44,836    47,365      60,557     80,934   121,101
Total depreciation and
 amortization (3)........   22,061    21,905(1)   26,785     44,229    61,115
Net gains on sales of
 used rental equipment...    3,926    10,659       2,804      2,499       478
Total capital
 expenditures............   82,673    92,167     115,512    154,345    81,218
Original cost of rental
 equipment...............  248,406   295,297     376,919    607,278   660,272
Balance Sheet Data:
Cash and cash
 equivalents............. $  8,588  $  4,375    $  5,633  $   8,980  $ 13,135
Total assets.............  241,239   306,928     390,660    742,010   790,442
Total debt...............  140,000   185,961     353,866    676,958   735,646
Total liabilities........  150,378   205,512     382,436    730,133   794,646
Total partners' capital
 (deficit)...............   90,861   101,416       8,224     11,877    (4,204)

--------
(1) Reflects the decrease in depreciation of $5.7 million for the year ended December 31, 1997 for the revision in estimated salvage values used for depreciating certain rental equipment.
(2) EBITDA represents income from operations less the net gain on sales of used rental equipment plus depreciation, amortization and equity earnings from joint venture. EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA does not represent net income or cash flows from operations as those terms are defined by generally accepted accounting principles ("GAAP"), and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. The Company's measure of EBITDA may not be comparable to those reported by other companies.
(3) Excludes amortization of deferred financing fees.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the more detailed information and the historical financial statements, including notes thereto, appearing elsewhere in this Form 10-K.

Overview

   Maxim is the largest crane rental company in North America. The Company's primary source of revenue is the rental of cranes and lifting equipment for a variety of applications, most of which involve industrial repair and maintenance activities and construction projects. Over the past thirty-four years, the Company has grown by pursuing an operating philosophy focused on the crane and lifting equipment needs of industrial companies in the petrochemical, paper, steel, utility, power generation, telecommunications, mining and other industries, and major non-residential construction contractors. In addition to its primary business of renting equipment, the Company also derives revenue from the sales of new equipment as a dealer for selected manufacturers and used equipment as part of its fleet management program. Equipment sales can fluctuate based on the Company's fleet management program and market conditions. Fleet management, which is the process of purchasing, dispatching, maintaining, relocating and selling rental equipment, is one of the most critical operational elements for crane rental companies. The Company's revenues are dependent on several factors, including demand for rental equipment, the amount of equipment available for rent, rental rates and general economic conditions.

   The Company's total and rental revenues have increased by 3.5 times since 1995, and have increased in each of the past 34 years. Equipment rental revenues alone have increased by 38.3% over the prior year. Since 1996, the Company has grown by expanding its existing branches, opening new branches and acquiring other crane rental companies.

   The Company is a limited partnership organized under the laws of Pennsylvania, as a result of which (i) the Company is not itself subject to federal and certain state (except for Texas) corporate income tax; (ii) the taxable income (loss) of the Company's businesses in the United States will be allocated to the equity holders of Holdings; and (iii) such equity holders will be responsible for income taxes on such taxable income. The Company intends to make distributions to equity holders of Holdings to enable them to meet their tax obligations with respect to income allocated to them by the Company.

   Effective July 22, 1998, the Company completed a Recapitalization, whereby, the Company incurred new debt obligations, repaid its outstanding senior notes and credit agreement obligations, restructured certain partnership interests and distributed cash and property to the Predecessor Partners.

Results of Operations

 Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

   Equipment Rental Revenues: Revenues from equipment rentals increased $101.3 million, or 38.3%, to $366.0 million for the year ended December 31, 2000, as compared to $264.7 million for the year ended December 31, 1999. This increase is largely due to the increased revenues generated by a full year's activity of the companies acquired in 1999 (Carlisle, Husky and Dunn) and partial year activity of the companies acquired in 2000 (Sacramento Valley Crane, King Crane, Coulter, Linder and CCI), as well as internal growth. The internal growth was primarily fueled by increases in equipment utilization and the ramp-up of assets acquired in 1999 and 2000 through capital spending.

   Equipment Sales: Revenues from equipment sales increased $3.2 million, or 9.3%, to $37.7 million for the year ended December 31, 2000, as compared to $34.4 million for the year ended December 31, 1999. This increase is primarily the result of an increase in sales activity in new equipment sales, offsetting a decline in used rental equipment sales under the Company's fleet management program.

   Total Revenues: Based on the foregoing, total revenues have increased $104.5 million, or 34.9%, to $403.6 million for the year ended December 31, 2000 as compared to $299.1 million for the year ended December 31, 1999.

   Gross Profit: Gross profit from equipment rentals increased $44.8 million, or 48.4%, to $137.4 million for the year ended December 31, 2000, as compared to $92.6 million for the same period in the prior year. This increase is primarily attributable to the increased gross profit resulting from the companies acquired in 1999 and 2000, as well as from internal growth. As a percent of equipment rental revenues, gross profit from equipment rentals increased to 37.5% for the year ended December 31, 2000, as compared to 35.0% for the year ended December 31, 1999. The increase is due to higher equipment utilization rates, selective price increases and various cost improvement activities, including accelerated integration actions on the 1999 and 2000 acquisitions and consolidation of certain operating locations. Additionally, the recovery of the petrochemical industry in 2000 has further had a positive impact on the gross profit percentage.

   Gross profit from equipment sales decreased to $4.2 million for the year ended December 31, 2000, as compared to $4.8 million for the year ended December 31, 1999. As a percent of equipment sales revenues, gross profit decreased to 11.3% for the year ended December 31, 2000, as compared to 13.9% for the year ended December 31, 1999. This decrease in margins is due to the mix of equipment sales and a softening of used equipment sales prices.

   Based on the foregoing, total gross profit increased 45.4%, to $141.6 million for the year ended December 31, 2000, as compared to $97.4 million for the year ended December 31, 1999.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $23.3 million, or 40.0%, to $81.5 million for the year ended December 31, 2000, as compared to $58.2 million for the year ended December 31, 1999. This increase is attributable to an increase in employee related costs primarily associated with recent acquisitions from $21.2 million in 1999 to $33.0 million in 2000, depreciation expense on non-rental assets, and goodwill amortization from $4.2 million in 1999 to $8.0 million in 2000 resulting from the acquisitions completed in 1999 and 2000, as well as from internal expansion of the business, including the establishment of new yards. As a percent of total revenues, selling, general and administrative expenses increased to 20.2% for the year ended December 31, 2000, as compared to 19.4% for the year ended December 31, 1999.

   Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) increased $40.2 million, or 49.7%, to $121.1 million for the year ended December 31, 2000, as compared to $80.9 million for the year ended December 31, 1999. EBITDA from equipment rentals (as defined to equal revenues from equipment rentals, less cost of equipment rentals, less selling, general and administrative expenses, plus depreciation and amortization) increased $38.4 million, or 48.9%, to $117.0 million for the year ended December 31, 2000, as compared to $78.6 million for the year ended December 31, 1999. As a percent of rental revenues, EBITDA from equipment rentals increased to 32.0% for the year ended December 31, 2000, as compared to 29.7% for the year ended December 31, 1999. This increase is due to the factors discussed above.

   Interest Expense: Interest expense increased $23.8 million, or 46.5%, to $75.0 million for the year ended December 31, 2000, as compared to $51.2 million for the year ended December 31, 1999. This increase reflected the higher level of borrowings outstanding attributable to the acquisitions completed in 1999 and 2000, as well as the Company's continued investment in rental equipment, and an increase in interest rates.

   Net Loss: Net loss increased $4.0 million, or 32.9%, to a net loss of $16.1 million for the year ended December 31, 2000, as compared to a net loss of $12.1 million for the year ended December 31, 1999, as a result of the factors discussed above.

 Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

   Equipment Rental Revenues: Revenues from equipment rentals increased $81.0 million, or 44.1%, to $264.7 million for the year ended December 31, 1999, as compared to $183.7 million for the year ended

December 31, 1998 1998. This increase was largely due to the Carlisle acquisition, which accounted for approximately $50.4 million in equipment rental revenues since the acquisition date of July 1, 1999. The remaining increase is the result of the continued growth of the Company's existing branch operations combined with other smaller acquisitions. Revenues from equipment rentals were adversely affected, especially in the Company's central region, by market dynamics that affected the maintenance activities of its petrochemical customers.

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

   Gross Profit: Gross profit from equipment rentals increased $19.5 million, or 26.7%, to $92.6 million for the year ended December 31, 1999, as compared to $73.1 million for the year ended December 31, 1998. The Carlisle acquisition accounted for approximately $18.0 million of the increase in gross profit. As a percent of equipment rental revenues, gross profit from equipment rentals decreased to 35.0% for the year ended December 31, 1999 as compared to 39.8% for the year ended December 31, 1998. This decrease in gross profit margin is primarily attributable to increased depreciation on rental equipment, which amounted to $28.4 million (excluding the impact of Carlisle) for the year ended December 31, 1999 as compared to $20.4 million for the year ended December 31, 1998. Additionally, the decrease is due to the increased salaries and wages and employee benefit costs associated with the acquired companies and the growth in the California branch operations, and additional costs incurred to support the Company's branch operation expansions and expected future growth. Gross profit margin from equipment rentals was negatively impacted by the delay of the industrial maintenance activities discussed above.

   Gross profit from equipment sales increased to $4.8 million for the year ended December 31, 1999, as compared to $4.1 million for the year ended December 31, 1998. As a percent of equipment sales revenues, gross profit decreased to 13.9% for the year ended December 31, 1999 as compared to 17.6% for the year ended December 31, 1998. The decrease in the gross margin percentage was due to the sale of certain used equipment during the year ended December 31, 1998, which generated unusually large margins. Equipment sales in the year ended December 31, 1999 generated more normal margin percentages.

   Based on the foregoing, total gross profit increased from $77.1 million for the year ended December 31, 1998 to $97.4 million for the year ended December 31, 1999.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $17.7 million, or 43.7%, to $58.2 million for the year ended December 31, 1999 compared to $40.5 million for the year ended December 31, 1998. The Carlisle acquisition accounted for approximately $8.9 million of selling, general and administrative expenses in the year ended December 31, 1999. The remaining increase is primarily the result of increased travel costs, training activities, costs associated with the acquisitions and an increase in administrative and consulting fees resulting from the Company's Recapitalization in July 1998 and the associated new reporting requirements. As a percent of total revenues, selling, general and administrative expenses decreased to 19.4% for the year ended December 31, 1999, as compared to 19.6% for the year ended December 31, 1998.

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

   Other Income: Other income increased to $.2 million, or 50.0%, from $.1 million for the year ended December 31, 1998. The increase is primarily attributable to an increase in income generated from the sale of property and other asset dispositions (excluding used rental equipment).

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

Liquidity and Capital Resources

   During the years ended December 31, 2000, 1999, and 1998, the Company's primary sources of funds consisted of net cash provided by operating activities, proceeds from the sale of used rental equipment, borrowings under its credit agreements and proceeds from the issuance of Senior Notes and Discount Debentures. Net cash provided by operating activities for the year-ended December 31, 2000 increased $27.7 million, or 102.2%, to $54.8 million compared to $27.1 million for the year-ended December 31, 1999. This increase is primarily attributable to increased operating income resulting from the Company's acquisition and capital spending programs, an increase in accounts payable partially offset by an increase in accounts receivable resulting from increased revenues and a dividend received from a joint venture. Net cash provided by operating activities for the year ended December 31, 1999 decreased $8.0 million, or 22.8%, to $27.1 million compared to $35.1 million for the year ended December 31, 1998. This decrease is primarily the result of an increase in trade accounts receivable during 1999. Net cash provided by operating activities for the year ended December 31, 1998 increased to $35.1 million, or 14.5%, from $30.7 million for the year ended December 31, 1997. The increase was primarily the result of improved operating results partially offset by increased interest expense on debt incurred as part of the Recapitalization.

   During the years ended December 31, 2000, 1999 and 1998, the Company's principal uses of cash for investing activities were for business acquisitions and capital expenditures, including expenditures for rental equipment. Total capital expenditures were $72.6 million, $139.6 million, and $102.5 million in 2000, 1999 and 1998, respectively. Included in these totals were expenditures for rental equipment totaling $45.0 million, $117.8 million, and $92.3 million, in 2000, 1999, and 1998, respectively. These expenditures were made to increase the Company's total investment in its rental fleet and to replace sold used rental equipment. Total proceeds from the sale of fixed assets, including rental equipment, decreased $6.3 million or 38.2%, to $10.2 million for the year ended December 31, 2000, as compared to $16.5 million for the same period in the prior year. Total proceeds from the sale of fixed assets, including rental equipment, increased $2.1 million, or 14.6%, to $16.5 million for the year ended December 31, 1999, as compared to $14.4 million for the same period in the prior year. Total proceeds from the sale of fixed assets, including rental equipment, decreased 36.0% to $14.4 million for the year ended December 31, 1998 from $22.5 million for the year ended December 31, 1997. In 2000 and 1999, the Company used $36.9 million and $200.5, million respectively in the purchase of various businesses.

   For the year ended December 31, 2000, net cash provided by financing activities decreased $248.5 million, or 82.9% to $51.3 million, as compared to $299.8 million for the year-ended December 31, 1999. This decrease is due to the decrease in net borrowings to fund acquisitions and capital expenditures. For the year ended December 31, 1999, net cash provided by financing activities increased $248.6 million, or 485.5%, to $299.8 million, as compared to $51.2 million for the year ended December 31, 1998. This increase is due to an increase in net borrowings to fund the acquisitions and capital expenditures discussed above. For the year ended December 31, 1998, net cash provided by financing activities was $51.2 million, an increase of 59.7%, compared to $32.1 million for the year ended December 31, 1997. The increase in net cash provided by financing activities was due to an increase in net borrowings and equity proceeds as a result of the Recapitalization, as well as borrowings to fund capital expenditures, offset by an increase in partner distributions primarily related to the Recapitalization.

   The Company has no long-term minimum purchase commitments for rental equipment. In 2000, 1999, and 1998, the Company incurred operating lease expense of approximately $3.1 million related to a sale/leaseback transaction entered into in December 1996. This transaction will require annual payments of approximately $3.1 million through January 2004.

   In connection with the Recapitalization, the Company incurred significant amounts of debt with interest and principal payments on the Senior Notes and under the Senior Credit Facilities representing significant obligations of the Company. The Company's liquidity needs relate to working capital, debt service, capital expenditures and potential acquisitions.

   The Company intends to fund its working capital, capital expenditures and debt service requirements through cash flows generated from operations and borrowings under the Senior Credit Facilities. The Senior Credit Facilities consist of a $425.0 million, non-amortizing revolving Credit Facility of which a net amount of $280.5 million was drawn at December 31, 2000, a $50.0 million non-amortizing Term Loan and a $250 million First Priority Term Loan. Amounts under the Revolving Credit Facility are available on a revolving basis during the period commencing on July 22, 1998 (the date of the closing) and ending on the sixth anniversary of the closing.

   The Senior Credit Facilities and the Senior Notes contain certain covenants that limit, among other things, the ability of the Company to: (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio. At December 31, 2000, the Company was in full compliance with the financial covenants, including with respect to the minimum interest coverage ratio.

Impact of Recently Issued Accounting Standards

   The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivatives and hedging activities. The pronouncement was originally effective for fiscal quarters of fiscal years beginning after June 15, 1999. Subsequently, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities," which delays implementation of

SFAS No. 133 to fiscal year 2001, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of SFAS No. 133", which amended certain requirements. Management has evaluated the impact of this standard on the consolidated financial statements and determined that the standard currently will have no impact on the consolidated financial statements upon adoption.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The provisions of SAB No. 101 did not require the Company to change its revenue recognition policy. Therefore, the adoption of the provisions of SAB No. 101 had no impact on the Company's consolidated financial statements.

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

Employee Agreements

   The Partnership has entered into employment contracts with its senior executives. Each employment contract provides for a term of employment followed by successive one-year renewal terms, unless terminated by either the executive or the Partnership. Each contract provides for a base salary and customary fringe benefits, annual bonus at the Board's discretion, the right of the Partnership to terminate employment for cause and a one-year non-compete period following termination of employment. Unless employment has been terminated for cause, a terminated executive is entitled to payment of base salary during the non-compete period if the executive is otherwise in compliance with the terms of the employment agreement.

Labor Relations

   As of December 31, 2000, the Company had approximately 650 full time employees. Approximately 40 employees were employed at the corporate headquarters in Pittsburgh, Pennsylvania and were involved in administrative functions. The remaining employees were located at Maxim's various business regions and branches and were engaged in management, operations, dispatch, sales and marketing, maintenance and administrative functions. In addition, as of December 31, 2000, the Company contracted with approximately 1,600 crane operators on an as-needed basis. The majority of these crane operators were unionized and, as of December 31, 2000, approximately 25% of the Company's full time employees were unionized. The Company has never experienced a material work stoppage and considers its overall relations with its work force to be good. There can be no assurance, however, that the Company will not, at some point, be subject to work stoppages by some of its employees or crane operators and, if such events were to occur, that there would not be a material adverse effect on the Company's business, financial condition and results of operations.

Forward Looking Statements

   This report may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbor created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that such statements will prove to be accurate. Factors which could affect actual future results include the developments relating to claims related to investigations or lawsuits. Such factors also include the possibility that increased demand or prices for the Company's services may not occur or continue, changing economic and competitive conditions, technological risks and other risks, changing governmental regulations (including environmental rules and regulations) and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to market risk from financial instruments that could occur upon adverse changes in interest rates. The Company does not currently use derivative financial instruments to manage this risk. At December 31, 2000, the Company had fixed-rate long-term debt with a carrying value of $158.9 million and variable rate borrowings of $576.7 million outstanding. Assuming an adverse change in interest rates with no change in the average or outstanding amounts of the Company's long-term debt, the fair value of its fixed rate debt could decrease materially. (However, the Company does not expect that those debt obligations could be settled or repurchased in the open market at the lower amount in the ordinary course of business.) The Company also would incur additional interest expense each year on its variable rate borrowings. For example, assuming a 100 basis-point increase in the average interest rate for its variable rate borrowings with no change in the average or outstanding amounts of those borrowings from December 31, 2000, the Company would incur approximately $5.8 million of additional interest expense. In the event of a material increase in interest rates, the Company would attempt to mitigate its interest rate exposure. However, depending on its financial condition at the time, the Company may have limited or no ability to do so.

ITEM 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FIANCIAL STATEMENTS

                                                                          Page
                                                                          -----
(1) Consolidated Financial Statements:

   Report of Independent Accountants.....................................    16

   Consolidated Balance Sheets as of December 31, 2000 and 1999..........    17

   Consolidated Statements of Operations for the Years Ended
    December 31, 2000, 1999, and 1998....................................    18

   Consolidated Statements of Partners' Capital (Deficit) for the Years
    Ended
    December 31, 2000, 1999, and 1998....................................    19

   Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000, 1999, and 1998....................................    20

   Notes to Consolidated Financial Statements............................ 21-36

(2) Supplementary Financial Data (Unaudited).............................    36

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
 Anthony Crane Rental, L.P.:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of Anthony Crane Rental, L.P. and subsidiaries (collectively, the Partnership) at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 28, 2001

                           ANTHONY CRANE RENTAL, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                   December 31,
                                                                 ------------------
                                                                   2000      1999
                                                                 --------  --------
                             ASSETS
Current assets:
  Cash and cash equivalents....................................  $ 13,135  $  8,980
  Trade accounts receivable, net of allowance for doubtful
   accounts of $3,960 and $3,250, respectively.................    72,317    56,910
  Other receivables............................................     3,757     1,974
  Prepaid expenses and deposits................................     5,873     2,165
                                                                 --------  --------
   Total current assets........................................    95,082    70,029
Rental equipment, net of accumulated depreciation of $149,131
 and $114,027, respectively (Note 6)...........................   511,141   491,424
Property and equipment, net (Note 5)...........................    71,043    69,314
Intangible assets, net of accumulated amortization of $12,828
 and $7,438, respectively......................................    84,451    82,871
Debt issuance costs, net of accumulated amortization of $9,045
 and $4,176, respectively......................................    22,934    27,808
Investment in joint venture (Note 8)...........................     5,108        --
Other assets ..................................................       683       564
                                                                 --------  --------
   Total assets................................................  $790,442  $742,010
                                                                 ========  ========
          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
  Book overdraft...............................................  $     --    $4,250
  Accounts payable--trade......................................    23,304    17,344
  Accrued interest.............................................    15,130    15,250
  Accrued wages and employee benefits..........................     7,557     4,429
  Accrued taxes, other than income taxes ......................     2,444     3,395
  Other accrued liabilities....................................     5,773     5,138
  Current portion of long term debt (Note 6)...................     2,500     2,500
  Current portion of capital lease obligations (Note 9)........       679     1,063
                                                                 --------  --------
   Total current liabilities...................................    57,387    53,369
                                                                 --------  --------
Long-term debt, less current portion (Note 6)..................   729,250   672,875
Long-term capital lease obligations (Note 9)...................     3,217       520
Note payable to Bain (Note 10).................................       576       526
Other non-current liabilities..................................     4,216     2,843
                                                                 --------  --------
   Total liabilities...........................................   794,646   730,133
Commitments and contingencies (Note 9 and 12)
Partners' capital (deficit):
  Holdings capital.............................................    (2,762)   13,352
  Partners' receivable.........................................    (1,514)   (1,524)
  Accumulated other comprehensive income.......................        72        49
                                                                 --------  --------
   Total partners' capital (deficit)...........................    (4,204)   11,877
                                                                 --------  --------
     Total liabilities and partners' capital (deficit).........  $790,442  $742,010
                                                                 ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
Revenues:
  Equipment rentals............................. $365,959  $264,668  $183,684
  Equipment sales...............................   37,650    34,446    22,975
                                                 --------  --------  --------
    Total revenues..............................  403,609   299,114   206,659
                                                 --------  --------  --------
Cost of revenues:
  Cost of equipment rentals.....................  228,557   172,078   110,629
  Cost of equipment sales.......................   33,407    29,661    18,920
                                                 --------  --------  --------
    Total cost of revenues......................  261,964   201,739   129,549
                                                 --------  --------  --------
Gross profit....................................  141,645    97,375    77,110
Selling, general and administrative expenses....   81,528    58,171    40,534
                                                 --------  --------  --------
Income from operations..........................   60,117    39,204    36,576
Interest expense................................   74,993    51,208    26,161
Other expense (income), net.....................    1,038      (177)     (104)
                                                 --------  --------  --------
(Loss) income before extraordinary item and
 taxes..........................................  (15,914)  (11,827)   10,519
Provision for state taxes.......................      200       301       220
                                                 --------  --------  --------
(Loss) income before extraordinary item.........  (16,114)  (12,128)   10,299
                                                 --------  --------  --------
Extraordinary item (Note 3).....................       --        --    15,811
                                                 --------  --------  --------
Net loss........................................ $(16,114) $(12,128) $ (5,512)
                                                 ========  ========  ========



   The accompanying notes are an integral part of the consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                 (In Thousands)

                                                 Accumulated
                                                    Other                               Total
                                    Predecessor Comprehensive   Related               Partners   Compre-
                          Holdings   Partners      Income        Party     Partners'   Capital   hensive
                          Capital     Capital     (Expense)   Receivables Receivables (Deficit)    Loss
                          --------  ----------- ------------- ----------- ----------- ---------  --------
Balance at December 31,
 1997...................        --   $ 105,316     $    50      $(3,950)         --   $ 101,416
Partner withdrawals.....        --     (13,891)         --           --          --     (13,891)
Recapitalization
 expenses...............        --      (6,886)         --           --          --      (6,886)
Capital contributions...  $ 55,437          --          --           --          --      55,437
Partner distributions
 from Recapitalization..        --    (122,349)         --           --          --    (122,349)
Comprehensive income
 (loss):
 Net loss...............    (1,156)     (4,356)         --           --          --      (5,512) $ (5,512)
 Unrealized investment
  gain on securities....        --          --           9           --          --           9         9
                                                                                                 --------
Comprehensive loss......                                                                         $ (5,503)
                                                                                                 ========
Contribution of capital
 to Holdings............   (42,166)     42,166          --           --          --          --
                          --------   ---------     -------      -------     -------   ---------
Balance at December 31,
 1998...................  $ 12,115   $      --     $    59      $(3,950)    $    --   $   8,224
Partner withdrawals.....    (6,812)         --          --        3,950          --      (2,862)
Advances to partners....        --          --          --           --      (1,524)     (1,524)
Capital contributions...    20,177          --          --           --          --      20,177
Comprehensive income
 (loss):
 Net loss...............   (12,128)         --          --           --          --     (12,128) $(12,128)
 Unrealized investment
  loss on securities....                                                                              (10)
                                                                                                 --------
Comprehensive loss......        --          --         (10)          --          --         (10) $(12,138)
                          --------   ---------     -------      -------     -------   ---------  ========
Balance at December 31,
 1999...................  $ 13,352          --     $    49           --     $(1,524)  $  11,877
Forgiveness of Partner
 receivable.............        --          --          --           --         272         272
Advances to partners....        --          --          --           --        (262)       (262)
Comprehensive income
 (loss):
 Net loss...............   (16,114)         --          --           --          --     (16,114) $(16,114)
 Unrealized investment
  gain on securities....        --          --          23           --          --          23        23
                          --------   ---------     -------      -------     -------   ---------  --------
Comprehensive loss......                                                                         $(16,091)
                                                                                                 ========
Balance at December 31,
 2000...................  $ (2,762)         --     $    72           --     $(1,514)  $  (4,204)
                          ========   =========     =======      =======     =======   =========


   The accompanying notes are an integral part of the consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                  Year Ended December 31,
                                                ------------------------------
                                                  2000      1999       1998
                                                --------  ---------  ---------
Cash flows from operating activities:
 Net loss...................................... $(16,114) $ (12,128) $  (5,512)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization...............   61,115     44,229     26,725
   Amortization of debt issuance costs.........    4,869      3,147      1,320
   Net gains on used rental equipment sales....     (478)    (2,499)    (2,804)
   Net losses (gains) on other asset
    dispositions...............................    1,649          2       (146)
   Provisions for bad debts....................    2,153      2,061        475
   Deferred income tax provision...............      200        301        220
   Equity earnings from joint venture..........     (349)        --         --
   Dividend from equity investment in joint
    venture....................................    9,000         --         --
   Extraordinary item--loss on early
    estinguishment of debt.....................       --         --     15,811
 Increase (decrease) in cash from changes in
  (excluding the effects of acquisitions):
   Trade accounts receivable...................  (15,696)   (11,357)    (3,883)
   Other receivables...........................   (1,783)     2,268        404
   Prepaid expenses and deposits...............     (858)      (647)       178
   Other non-current assets....................      (96)      (242)        --
   Accounts payable--trade.....................    9,283     (3,938)    (6,063)
   Accrued interest............................     (120)     6,034      6,686
   Accrued wages and employee benefits.........    3,128      2,171        514
   Accrued taxes, other than income taxes......     (951)       791        761
   Other accrued liabilities...................     (124)    (3,078)       447
                                                --------  ---------  ---------
     Net cash provided by operating
      activities...............................   54,828     27,115     35,133
                                                --------  ---------  ---------
Cash flows from investing activites:
 Cash paid for business acquisitions...........  (36,867)  (200,463)    (2,936)
 Investment in joint venture...................     (500)        --         --
 Proceeds from sale of fixed assets including
  rental equipment.............................   10,178     16,527     14,424
 Proceeds from sale of property................       --         --      6,055
 Capital expenditures..........................  (72,554)  (139,606)  (102,526)
 Expenditures for other intangibles............   (1,326)        --         --
 Other.........................................     (888)         2       (106)
                                                --------  ---------  ---------
     Net cash used in investing activities..... (101,957)  (323,540)   (85,089)
                                                --------  ---------  ---------
Cash flows from financing activities:
 Change in book overdraft......................   (4,250)     3,055      1,195
 Proceeds from issuance of debt................   86,000    427,000    383,000
 Payments on debt..............................  (29,625)  (104,625)  (215,000)
 Extinguishment of debt from business
  acquisitions.................................       --         --       (684)
 Capital contributions.........................       --        177         --
 Advances to partners..........................       --       (997)        --
 Payments under capital leases.................     (841)    (7,053)       (95)
 Expenditures for debt issuances costs.........       --    (16,475)   (18,026)
 Proceeds of Recapitalization transaction, net
  of recapitalization expenses of $1,635.......       --         --     55,437
 Prepayment penalties as a result of early
  extinguishment of debt.......................       --         --    (15,076)
 Partner withdrawals including
  recapitalization expenses....................       --     (1,310)  (139,537)
                                                --------  ---------  ---------
Net cash provided by financing activities......   51,284    299,772     51,214
                                                --------  ---------  ---------
     Net increase in cash and cash
      equivalents..............................    4,155      3,347      1,258
Cash and cash equivalents, beginning of year...    8,980      5,633      4,375
                                                --------  ---------  ---------
Cash and cash equivalents, end of year......... $ 13,135  $   8,980  $   5,633
                                                ========  =========  =========
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for interest...... $ 70,265  $  45,423  $  19,535
                                                ========  =========  =========
Noncash investing and financing activities:
 Expenditures for rental equipment purchases
  included in accounts payable................. $  5,895  $   9,675  $   5,205
                                                ========  =========  =========
 Noncash partner withdrawals................... $    272  $   1,350  $   3,589
                                                ========  =========  =========
 Net book value of rental equipment
  contributed to joint venture................. $ 13,259  $      --  $      --
                                                ========  =========  =========
 Noncash advances to partners.................. $    262  $     526  $      --
                                                ========  =========  =========
 Noncash capital contribution from Holdings
  related to Carlisle acquisition.............. $     --  $  20,000  $      --
                                                ========  =========  =========
 Noncash rental equipment trade-ins............ $  2,769  $   5,064  $   7,781
                                                ========  =========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                          ANTHONY CRANE RENTAL, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)

1. Description of Business

  Anthony Crane Rental, L.P. (the "Partnership" or the "Company") and subsidiaries, doing business as Maxim Crane Works ("Maxim"), are engaged in the rental of cranes and other heavy equipment primarily for industrial repair and maintenance activities and construction projects. Maxim serves a variety of companies in the petrochemical, paper, steel, utility, power generation, telecommunications, mining and multiple other industries. The Partnership provides twenty-four hour service, seven days a week to customers principally in the United States. The Partnership also sells new and used equipment to commercial construction, industrial and residential users.

2. Basis of Presentation

  The consolidated financial statements include the accounts of the Partnership and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Prior to the Recapitalization of the Partnership on July 22, 1998 (refer to
Note 3), the partners of the Partnership consisted of Anthony Crane Rental, Inc., as general partner; and ACR Acquisitions, Inc., Anthony Crane Rental of Georgia, Inc., Anthony Crane Rental of Texas, Inc. and Anthony Iron and Metal Company, as limited partners (collectively referred to hereafter as the "Predecessor Partners"). All of these entities were under common control of Ray G. Anthony (Mr. Anthony). Effective with the Recapitalization, the partners of the Partnership now include Anthony Crane Rental Holdings, L.P. ("Holdings"), which owns 99% (which in turn is owned 82% by the Equity Investors (as defined in Note 3) and the Predecessor Partners, which retained an 18% common interest in Holdings) and ACR Management L.L.C., the General Partner holding a 1% interest in the partnership. Holdings, a former subsidiary of the Partnership, has no current operations other than through the Partnership.

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

3. Recapitalization

  On June 1, 1998, the Partnership entered into a recapitalization agreement with Bain/ACR, L.L.C. (Bain), pursuant to which Bain and certain members of senior management of the Partnership (collectively the "Equity Investors") indirectly acquired through Holdings an 82% ownership interest in the Partnership (the "Recapitalization"). Effective July 22, 1998, the Recapitalization was consummated and the Partnership incurred new debt obligations, repaid its outstanding Senior Notes and Credit Agreement obligations (refer to Note 6), restructured certain of its outstanding Partnership interests and distributed approximately $122.3 million in cash and property with a net book value of approximately $3.6 million to the Predecessor Partners. In connection with the repayment of its outstanding debt obligations, the Partnership incurred approximately $15.1 million in prepayment penalties and wrote-off deferred financing costs of approximately $0.8 million which have been reflected as an extraordinary item in the consolidated statement of operations for the year ended December 31, 1998.

  The Recapitalization was funded by: (i) a notes offering by the Company with gross proceeds of $155 million, (ii) a discount debentures offering by Holdings with proceeds of $25 million, (iii) a $33.6 million contribution to Holdings by the Equity Investors, (iv) $125 million of borrowings by the Company under a

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)

revolving credit facility of a new senior credit facility and (v) $50 million of borrowings by the Company under the term loan facility of a new senior credit facility. In addition, as part of the Recapitalization considerations, Holdings distributed $22.5 million of Class A Preferred Units to the Predecessor Partners.

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

 Investment Securities

  Investment securities, included in other assets, are classified as available for sale and are recorded at the aggregate fair market value determined at the consolidated balance sheet dates. Gross unrealized investment gains/losses are included as a separate component of partners' capital (deficit) in accumulated other comprehensive income.

 Rental Equipment and Property and Equipment

  Rental equipment and property and equipment are stated at cost less accumulated depreciation.

  Major renewals and improvements are charged to the property and equipment accounts, while replacements, maintenance and repairs which do not improve the asset or extend the useful lives of the respective assets are expensed. Upon disposition or retirement of property and equipment, the cost and the related accumulated depreciation are removed from the accounts and any gain or loss is recorded in results of operations. Depreciation of rental equipment and property and equipment is computed using the straight-line method based on the estimated useful lives of the assets and an estimated salvage value for certain rental equipment ranging from 15% to 35%.

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

 Impairment of Long-Lived Assets

  The Partnership periodically reviews the carrying value of long-lived assets which include rental equipment, property and equipment and intangible assets and will recognize impairments whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

 Revenue Recognition

  The Partnership rents equipment to commercial, industrial and government customers by the day, month and longer terms. Revenue from equipment rentals is recognized over the corresponding rental period. In addition, the Partnership generates revenue from equipment sales. Revenue from the sale of equipment is recognized when title, ownership and risk of loss pass to the customer.

 Income Taxes

  The partners included in the accompanying consolidated financial statements have elected to be treated as either an S-corporation or a partnership for federal income tax purposes.

  Similar elections are made, where possible, for state income tax purposes. Accordingly, all federal and certain state (except for Texas) corporate income tax liabilities are borne by the partners and, thus, are not reflected in the accompanying consolidated financial statements.

  Deferred income tax assets and liabilities are provided for Texas corporate state income tax purposes for the temporary differences between the tax basis of assets and liabilities and the financial reporting basis using enacted tax rates in effect in the years in which these differences are expected to reverse. These differences principally relate to depreciation and the reporting for certain revenues and expenses. The Company has recorded a net deferred tax liability in other non-current liabilities of $1.7 million and $1.5 million at December 31, 2000 and 1999, respectively.

 Concentration of Credit Risk

  Financial instruments which potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Partnership's customer base and their geographic dispersion. The Partnership generally does not require collateral on trade accounts receivable. As of December 31, 2000 and 1999, the Partnership had no significant concentrations of credit risk.

  The Partnership maintains cash and cash equivalents with a limited number of financial institutions located throughout the country in order to limit exposure. No collateral or other security is provided on these deposits, other than that provided by the Federal Deposit Insurance Corporation. The Partnership's periodic evaluations of the relative credit standing of these financial institutions are considered in the Partnership's business strategy.

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

 Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The provisions of SAB No. 101 did not require the Company to change its revenue recognition policy. Therefore, the adoption of the provisions of SAB No. 101 had no impact on the Company's consolidated financial statements.

5. Property and Equipment

  Property and equipment consist of the following as of December 31:

                                                               2000      1999
                                                             --------  --------
   Land..................................................... $ 11,327  $ 10,048
   Buildings and improvements...............................   19,880    19,897
   Motor vehicles and trailers..............................   45,078    43,768
   Machinery and tools......................................    2,546     4,694
   Furniture, fixtures and office equipment.................    3,802     4,091
   Spare equipment parts....................................   16,575    10,359
                                                             --------  --------
                                                               99,208    92,857
   Less accumulated depreciation and amortization...........  (28,165)  (23,543)
                                                             --------  --------
                                                              $71,043  $ 69,314
                                                             ========  ========

  Depreciation expense for rental equipment and property and equipment was approximately $53,115, $39,982, and $26,206 in 2000, 1999 and 1998,
respectively.

6. Long-Term Debt

  Long-term debt consists of the following as of December 31:

                                                                2000     1999
                                                              -------- --------
   10 3/8% Company Senior Notes, due 2008 (A)................ $155,000 $155,000
   Senior Credit Facility of the Company (B)
     Revolving Credit Facility...............................  280,500  221,000
     Term Loan...............................................   50,000   50,000
     First Priority Term Loan................................  246,250  249,375
                                                              -------- --------
                                                               731,750  675,375
   Less current portion of long-term debt....................    2,500    2,500
                                                              -------- --------
                                                              $729,250 $672,875
                                                              ======== ========

(A) The Senior Notes of $155 million were issued in connection with the Recapitalization (refer to Note 3) and will mature on August 1, 2008. Interest on the Senior Notes accrues at the rate of 10 3/8% per annum from the issue date and is payable semi-annually.

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


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

(B) The Senior Credit Facilities, as amended in conjunction with the Carlisle acquisition, consist of a $425.0 million six-year non-amortizing Revolving Credit Facility, a $50.0 million eight-year non-amortizing Term Loan and a $250.0 million seven-year First Priority Term Loan. The Revolving Credit Facility is available on a revolving basis subject to a borrowing base during the period commencing on the date of the recapitalization transaction (July 22, 1998) and ending on the date that is six years after the date of the Closing. At the Company's option, loans made under the Revolving Credit Facility bear interest at either
     (i) the Base Rate (defined as the highest of the rate of interest announced publicly by Fleet National Bank from time to time as its prime rate or the Federal funds effective rate from time to time plus 0.50%) plus a margin of 1.50%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus a margin of 2.5%, subject to adjustment based on a leverage test. The Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 1.75%, or (ii) the reserve-adjusted LIBOR plus a margin of 2.75%. The First Priority Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 2.25%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted LIBOR plus a margin of 3.25%, subject to adjustment based on a leverage test.

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

  The Senior Credit Facilities provide for mandatory repayments, subject to certain exceptions, of the Revolving Credit Facility and the Term Loan based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries and the net proceeds of certain debt and equity issuances. Outstanding loans under the Revolving Credit Facility and the Term Loan ( subject to certain call provisions) are voluntarily pre-payable without penalty; provided, however, that LIBOR breakage costs, if

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)

  any, shall be borne by the Company. The Senior Credit Facilities contain certain restrictive covenants; the most restrictive of which include financial ratios.

  The obligations of the Company under the Senior Notes and Senior Credit Facilities are guaranteed on a full, unconditional joint and several basis, by all material existing, direct and indirect domestic subsidiaries of the Company and will be guaranteed by all material future, direct and indirect domestic and foreign subsidiaries of the Company.

  The aggregate principal maturities of long-term debt for the next five years are as follows:

   2001................................................................ $  2,500
   2002................................................................    2,500
   2003................................................................    2,500
   2004................................................................  283,000
   2005................................................................  236,250
   Thereafter..........................................................  205,000
                                                                        --------
                                                                        $731,750
                                                                        ========

7. Business Acquisitions

  On December 15, 2000, the Company acquired substantially all of the assets of Carolina Cranes, Inc. ("CCI"). The aggregate purchase price was $12.6 million in cash, subject to certain post closing purchase price adjustments.

  On November 7, 2000, the Company acquired substantially all of the assets of Linder Crane, Inc. ("Linder"). The aggregate purchase price was $3.6 million in cash, subject to certain post closing purchase price adjustments.

  On June 30, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of R.E. Coulter Crane, Inc. ("Coulter"). The aggregate purchase price at closing was approximately $9.4 million in cash plus assumed liabilities of $.1 million, subject to certain post-closing purchase price adjustments.

  On March 15, 2000, the Company acquired substantially all of the assets of King's Crane Service, Inc. ("King Crane"). The aggregate purchase price was $4.6 million in cash, subject to certain post-closing purchase price adjustments.

  On January 27, 2000, the Company acquired all of the outstanding common stock of Sacramento Valley Crane Service, Inc. ("Sacramento Valley Crane"). The aggregate purchase price for the acquisition at closing was approximately $6.6 million in cash plus assumed liabilities of approximately $5.4 million, subject to certain post-closing purchase price adjustments.

  These acquisitions, which were principally financed through borrowings under the Company's Senior Credit Facilities, were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired, principally consisting of rental equipment based on their estimated fair values. Goodwill in the amounts of $2.5 million (CCI), $0.1 million (Linder), $3.1 million (Coulter), $1.0 million (King Crane), and $1.6 million (Sacramento Valley Crane), respectively, was recorded as a result of the acquisitions and is being amortized over a period of 15 years.

  Certain required pro forma financial information related to the acquisitions have not been presented since the acquisitions were not material, either individually or in the aggregate, to the Company's consolidated financial position or its consolidated results of operations.

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


  On July 1, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities and obligations relating to the operations of the businesses of Carlisle Construction Co., Inc., and its subsidiaries (Carlisle). The acquisition was accounted for as a purchase and, accordingly, Carlisle's results of operations are included in the consolidated financial statements since the date of acquisition. The purchase price at closing was approximately $177.5 million, consisting of (1) $20.0 million of Class B preferred units of Holdings; (2) the retirement of $71.6 million of Carlisle debt including prepayment penalties and certain other expenses of $3 million; and (3) $85.9 million in cash. The cash payment and the retirement of the Carlisle debt were funded through borrowings under the Company's Senior Credit Facilities. The purchase price has been allocated to Carlisle's assets and liabilities based upon their respective fair market values. The excess of the purchase price over the fair value of assets acquired approximated $76.7 million. The Company used an independent valuation of the intangible assets, which identified the Carlisle trade name and customer lists as the majority of identifiable goodwill resulting from the purchase. The intangible assets are being amortized over ten to twenty years.

  On June 4, 1999, the Company acquired substantially all of the assets and assumed certain liabilities and obligations of Dunn Equipment, Inc., Texas Matt & Rigging, Inc., J. Dunn and J. Dunn, Inc., Houston Industrial Services, Inc., and D & D Leasing, Inc. (collectively the "Dunn Companies"). The purchase price at closing was approximately $30.6 million in cash, which was financed through borrowings under the Company's Senior Credit Facilities. The acquisition was accounted for under the purchase method of accounting and, accordingly the purchase price has been allocated to the assets acquired, principally consisting of rental equipment, based on their estimated fair values at the date of acquisition. Goodwill in the amount of $3.4 million was recorded as a result of the acquisition and is being amortized over ten years.

  The unaudited pro forma combined historical results, as if Carlisle and the Dunn Companies had been acquired at the beginning of the years ended December 31, 1999 and 1998, respectively, are estimated to be:

                                                         Pro Forma Year Ended
                                                       -------------------------
                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
                                                        (Dollars in thousands)
   Total revenues.....................................   $356,911     $319,618
   Net loss...........................................   $(10,988)    $(10,207)

  The unaudited pro forma consolidated results are not necessarily indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor are they necessarily indicative of future consolidated results.

  On March 31, 1999, the Company acquired all of the outstanding common stock of Husky Crane, Inc. (Husky Crane) and certain assets of Paradise Equipment Company, a limited partnership in which the 100% stockholder of Husky Crane is the majority partner, as well as certain other assets owned personally by this stockholder. The purchase price for the acquisition at closing was approximately $8.5 million in cash with an additional payment of $.5 million payable to the seller contingent upon the satisfaction of certain defined criteria. Management believes that it is probable that the seller will satisfy the defined criteria and accordingly, the Company has included the $.5 million payable to the seller as part of the purchase price. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired, principally consisting of rental equipment, based on their estimated fair values at the date of acquisition. Goodwill in the amount of $1.3 million was recorded as a result of the acquisition and is being amortized over 5 years.

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


  On December 1, 1999, the Company acquired substantially all of the assets and assumed substantially al of the liabilities and obligations relating to the operations of Capitol Crane Rental, Inc. ("Capitol"). The purchase price at closing was approximately $3.5 million in cash, which was financed through borrowings under the Company's Senior Credit Facilities. The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the assets acquired, principally consisting of rental equipment, based on their fair values at the date of acquisition. Goodwill in the amount of $.4 million was recorded as a result of the acquisition and is being amortized over 15 years.

  Certain required pro forma financial information related to the Husky Crane and Capitol acquisitions have not been presented since the acquisitions were not material, either individually or in the aggregate, to the Partnership's consolidated financial position or its consolidated results of operations.

8. Equity Investment in Joint Venture

  On February 29, 2000, the Company entered into an agreement with Van Seumeren, USA, to form a joint venture, A.V.S. Services, L.L.C., ("AVS") to engage in heavy lift services. Under the terms of the agreement, each partner in the joint venture shares equally in the profit or loss of the joint venture.

  During 2000, the Company contributed assets to AVS with a net book value of $13.8 million. Additionally, the Company recorded equity income of $0.3 million and received a dividend from AVS of $9.0 million. The Company's investment in AVS has been accounted for using the equity method.

  The following table summarizes AVS's financial position and results of operations as of and for the year ended December 31, 2000:

   Financial Position
   ------------------
     Total assets...................................................... $36,114
                                                                        =======
     Total liabilities................................................. $28,418
                                                                        =======
     Total partners' capital........................................... $ 7,696
                                                                        =======
   Results of Operations
   ---------------------
     Revenue........................................................... $ 8,290
     Expenses..........................................................   7,594
                                                                        -------
     Net income........................................................ $   696
                                                                        =======

At December 31, 2000, the Company's investment exceeded its ownership in the underlying equity in the net assets of AVS by $1.3 million. This excess is the result of the carrying value of the assets contributed being greater than the values assigned to these assets by the partners of the joint venture. The Company has determined that the assets are not impaired. Accordingly, the excess is being amortized against equity income on a straight-line basis over 15 years, the expected useful lives of the contributed assets.

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


9. Lease Commitments

  The Partnership leases various pieces of property and equipment under long-term operating lease agreements with third parties.

  The approximate future minimum lease payments under these agreements are as follows:

   Year ending December 31:
     2001................................................................ $5,396
     2002................................................................  5,396
     2003................................................................  4,718
     2004................................................................  1,157
     2005................................................................  1,148

  Total rental expense for all leases exclusive of related party leases discussed in Note 10 approximated $4,868, $4,267, and $4,950 in 2000, 1999 and 1998, respectively.

  In connection with the acquisition of Sacramento Valley Crane in 2000, (see
Note 7), and the Carlisle acquisition completed in 1999, the Company assumed certain lease obligations.

  The following is a schedule of future minimum lease payments under the capital lease agreements together with the present value of the net minimum lease payments as of December 31, 2000:

   Year ending December 31:
     2001............................................................... $  949
     2002...............................................................    823
     2003...............................................................    785
     2004...............................................................    892
     2005...............................................................    240
     Thereafter.........................................................  1,125
                                                                         ------
   Total minimum lease payments.........................................  4,814
   Less amount representing interest....................................    918
                                                                         ------
   Present value of minimum lease payments..............................  3,896
   Less current portion.................................................    679
                                                                         ------
                                                                         $3,217
                                                                         ======

  Included in rental equipment is cost and accumulated depreciation for these leased assets of approximately $4,266 and $455, respectively, at December 31, 2000 and $1,716 and $455, respectively, at December 31, 1999.

10. Related Party Transactions

  The Partnership periodically rents and sells equipment to affiliated companies. Rental revenues from such transactions totaled $3,379, $293 and $498 in 2000, 1999 and 1998, respectively, and gross proceeds from equipment sales totaled $325 and $670 in 1999 and 1998, respectively. There were no such equipment sales in 2000. In addition, the Partnership rents equipment, utilizes personnel and purchases equipment from affiliated companies. Expenses from such transactions totaled $1,796, $91, and $351 in 2000, 1999, and 1998, respectively, and purchases of equipment totaled $79 in 1998. There were no such purchases of equipment in 2000 or 1999. In addition, the Partnership also reimbursed Mr. Anthony for the Partnership's use of his personal airplanes. Such

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)

reimbursement totaled $282 and $234 in 1999 and 1998. There were no such reimbursements made to Mr. Anthony in 2000.

  Amounts due from these affiliated companies totaled $1,114 and $615 at December 31, 2000 and 1999 and are included in trade accounts receivable.

  In connection with the Carlisle acquisition in 1999 and the Amendment of the Company's Senior Credit Facilities to finance the acquisition, the Company paid Bain Capital transaction fees aggregating $4.2 million.

  In connection with funding an executive's purchase of equity, the Company has recorded a liability due to Bain with a corresponding partners' receivable included in the partners' capital (deficit) section of the accompanying consolidated balance sheets.

  In connection with a management service agreement entered into with Bain, which provides for an annual fee of $1.0 million plus expenses, the Partnership paid approximately $1,080, $1,083 and $463 in fees and expenses to Bain Capital in 2000, 1999 and 1998, respectively.

  The Partnership leases certain property from a partner under long-term operating lease arrangements as presented below:

                                          Lease Expense
                                          -------------
   Description            Location         2000   1999
   -----------      --------------------- ------ ------
   Regional office  Wilder, Kentucky      $  416 $  208
   Branch office    Orlando, Florida          84     42
   Branch office    Dayton, Ohio              60     30
   Branch office    Indianapolis, Indiana     80     40
                                          ------ ------
                                            $640 $  320
                                          ====== ======

  Future minimum lease payments under the above lease arrangements are as follows:

   2001................................................................... $ 640
   2002...................................................................   640
   2003...................................................................   640
   2004...................................................................   640
   2005...................................................................   640
   Thereafter............................................................. 2,880

  At December 31, 1998, the Partnership had a receivable due from Mr. Anthony totaling $3,950. During 1999, the receivable was treated as a distribution to Mr. Anthony.

11. Employee Benefit Plans

  The Partnership has a profit-sharing defined contribution pension plan covering all non-union employees for all affiliated companies except Carlisle. The contribution to the plan is an amount determined by the Partnership and was one percent of the eligible participant's compensation for 1999 and 1998. No contribution was made in 2000.

  The plan also includes a 401(k) savings plan feature that enables employees to make voluntary salary reduction contributions up to 15% of eligible compensation to the plan. The Partnership matched fifty percent of the contributions, up to six percent of the participant's compensation. In September 2000, the Plan was amended to provide for a match of 100% of employee contributions, up to three percent of the participant's compensation, plus 50% of contributions up to five percent of the participant's compensation.

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


  The Partnership also had a 401(k) plan for all eligible employees of Carlisle. The 401(k) savings plan feature enabled Carlisle employees to make voluntary salary reduction contributions. The Partnership matched 100% of employee contributions, up to three percent of the participant's compensation. The Partnership could also make discretionary contributions to the plan as determined by the Board of Directors. In September 2000, the plan was merged into the Partnership's profit-sharing defined contribution pension plan.

  The Partnership's total expense for the profit-sharing and 401(k) savings plans was approximately $887, $816, and $680 in 2000, 1999 and 1998, respectively.

  Union employees of the Partnership are covered by various union-sponsored, collectively bargained, benefit plans. The Partnership's contributions to these multi-employer plans are based on specified amounts per hours worked by the covered union employees. One such plan is underfunded and the unfunded amount is being funded through ongoing contributions by all sponsoring companies. Under certain circumstances, the Partnership may have to accelerate such funding. Union employees receive union-sponsored benefits, such as pension benefits, health and welfare benefits, annuity benefits, industry advancement and apprentice training. The total cost of these union benefits approximated $16,804, $11,547 and $6,877 in 2000, 1999 and 1998, respectively.

  The Partnership also had a deferred compensation plan for certain eligible employees and members of the board of advisors. The participants were credited with one percent of after-tax income annually and vested in annual contributions if employed at year-end. The Partnership had purchased insurance contracts to satisfy all future liabilities relating to the Plan. The Partnership's expense for the deferred compensation plan for 1998 was approximately $631. This deferred compensation plan was terminated upon completion of the Recapitalization (refer to Note 3).

12. Contingencies

  The Company was the defendant in a lawsuit resulting from negotiations in connection with a then proposed acquisition in which the potential seller was seeking contractual damages in excess of $11 million plus other consequential damages for breach of contract and the confidentiality provisions in a letter of intent executed between the parties. In December 2000, the Company settled the lawsuit through the completion of the proposed acquisition.

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

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)

13. Disclosures about the Fair Value of Financial Instruments

  The carrying values and fair values of the Company's financial instruments at December 31 consisted of:

                                                   2000             1999
                                             ---------------- -----------------
                                             Carrying  Fair   Carrying   Fair
                                              Value    Value   Value    Value
                                             -------- ------- -------- --------
Cash and cash equivalents................... $ 13,135 $13,135 $  8,980 $  8,980
Trade accounts receivable...................   72,317  72,317   56,910   56,910
Book overdraft..............................       --      --    4,250    4,250
Accounts payable-trade......................   23,304  23,304   17,344   17,344
Long-term debt, including current portion...  731,750 636,611  675,375  632,381
Capital lease obligations...................    3,896   3,896    1,583    1,583

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and cash equivalents: The carrying amounts approximate fair value because of the short maturity of these investments.

  Trade accounts receivable, accounts payable-trade and book overdraft: The fair value of trade accounts receivable, accounts payable-trade and the book overdraft is based on anticipated cash flows and approximates carrying value.

  Long-term debt and capital lease obligations: The fair value of long-term debt and capital lease obligations is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities.

14. Subsidiary Guarantors

  All of the Company's subsidiaries are wholly owned and all of the outstanding debt under the Company's Senior Notes and amended Senior Credit Facility are guaranteed on a full, unconditional and joint and several basis by all of these subsidiaries (the "Guarantor Subsidiaries"). The following summarized financial information presents the financial position, results of operations and cash flows for the Company and Guarantor Subsidiaries as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000. Separate financial statements of the Guarantor Subsidiaries have not been presented because management believes they are not material to investors.

  Effective December 31, 2000, Carlisle Equipment Group, L.P., and Carlisle GP, L.L.C., (collectively referred to as "Carlisle"), a wholly-owned subsidiary of the Company, entered into a Deed of Distribution and Assumption of Liabilities, distributing all of its assets to the Company. Accordingly, Carlisle will no longer be a separate subsidiary of the Company.

                           ANTHONY CRANE RENTAL, L.P.

                                 (In Thousands)


  The following table summarizes the financial position, results of operations and cash flows for the Company and its guarantor subsidiaries as of and for the year ended December 31, 2000:

                                              December 31, 2000
                          -----------------------------------------------------------
                                                  Other
                          Operating             Guarantor   Intercompany
                           Company   Carlisle  Subsidiaries Eliminations Consolidated
                          ---------  --------  ------------ ------------ ------------
BALANCE SHEET
Assets:
Total current assets....  $ 93,171   $     --    $ 4,843      $ (2,932)   $  95,082
Investment in
 subsidiaries...........    17,026         --         --       (17,026)          --
Rental equipment, net...   496,121         --     15,020            --      511,141
Property and equipment,
 net....................    70,049         --        994            --       71,043
Other assets............   113,153         --         23            --      113,176
                          --------   --------    -------      --------    ---------
  Total assets..........  $789,520   $     --    $20,880      $(19,958)   $ 790,442
                          ========   ========    =======      ========    =========
Liabilities and
 partners' capital
 (deficit):
Total current
 liabilities............  $ 56,465   $     --    $ 3,854      $ (2,932)   $  57,387
Long term debt, less
 current portion........   729,250         --         --            --      729,250
Other non-current
 liabilities............     8,009         --         --            --        8,009
                          --------   --------    -------      --------    ---------
  Total liabilities.....   793,724         --      3,854        (2,932)     794,646
Partners' capital
 (deficit)..............    (4,204)        --     17,026       (17,026)      (4,204)
                          --------   --------    -------      --------    ---------
  Total liabilities and
   partners' capital
   (deficit)............  $789,520   $     --    $20,880      $(19,958)   $ 790,442
                          ========   ========    =======      ========    =========
STATEMENT OF OPERATIONS
Total revenues..........  $278,869   $116,507    $16,350      $ (8,117)   $ 403,609
                          --------   --------    -------      --------    ---------
Total cost of revenues..   182,659     79,780      7,642        (8,117)     261,964
Selling, general and
 administrative.........    61,704     18,102      1,722            --       81,528
                          --------   --------    -------      --------    ---------
Income from operations..    34,506     18,625      6,986            --       60,117
Interest expense and
 other income net.......    50,596     23,119      2,316            --       76,031
                          --------   --------    -------      --------    ---------
Income (loss) before
 taxes..................   (16,090)    (4,494)     4,670            --      (15,914)
Provision for state
 taxes..................       200         --         --            --          200
                          --------   --------    -------      --------    ---------
Net income (loss).......  $(16,290)  $ (4,494)   $ 4,670      $     --    $ (16,114)
                          ========   ========    =======      ========    =========
STATEMENT OF CASH FLOWS
Net cash provided by
 operating activities...  $ 26,257   $ 24,206    $ 4,365      $     --    $  54,828
                          --------   --------    -------      --------    ---------
Net cash used in
 investing activities...  $(71,719)  $(27,063)   $(3,175)     $     --    $(101,957)
                          --------   --------    -------      --------    ---------
Net cash provided by
 financing activities...  $ 51,224   $     60    $    --      $     --    $  51,284
                          --------   --------    -------      --------    ---------

                           ANTHONY CRANE RENTAL, L.P.

                                 (In Thousands)


  The following table summarizes the financial position, results of operations and cash flows for the Company and its guarantor subsidiaries for the year ended December 31, 1999:

                          Operating             Guarantor
                           Company   Carlisle  Subsidiaries Eliminations Consolidated
                          ---------  --------  ------------ ------------ ------------
BALANCE SHEETS
Assets:
Total current assets....  $  53,399  $ 20,000    $ 1,188     $  (4,558)   $  70,029
Investment in
 subsidiaries...........     34,776        --         --       (34,776)          --
Rental equipment, net...    386,898    94,993      9,533            --      491,424
Property and equipment,
 net....................     58,619     8,937      1,758            --       69,314
Other assets............    210,448    74,002         69      (173,276)     111,243
                          ---------  --------    -------     ---------    ---------
  Total assets..........  $ 744,140  $197,932    $12,548     $(212,610)   $ 742,010
                          =========  ========    =======     =========    =========
Liabilities and
 partners' capital:
Total current
 liabilities............  $  56,375  $  1,359    $   193     $  (4,558)   $  53,369
Long term debt, less
 current portion........    672,875   173,276         --      (173,276)     672,875
Other non-current
 liabilities............      3,190       876         --          (177)       3,889
                          ---------  --------    -------     ---------    ---------
  Total liabilities.....    732,440   175,511        193      (178,011)     730,133
Partners' capital
 (deficit)..............     11,700    22,421     12,355       (34,599)      11,877
                          ---------  --------    -------     ---------    ---------
  Total liabilities and
   partners' capital
   (deficit)............  $ 744,140  $197,932    $12,548     $(212,610)   $ 742,010
                          =========  ========    =======     =========    =========
STATEMENT OF OPERATIONS
Total revenues..........  $ 236,710  $ 54,823    $10,730     $  (3,149)   $ 299,114
                          ---------  --------    -------     ---------    ---------
Total cost of revenues..    164,239    35,611      5,038        (3,149)     201,739
Selling, general and
 administrative.........     48,347     8,875        949            --       58,171
                          ---------  --------    -------     ---------    ---------
Income from operations..     24,124    10,337      4,743            --       39,204
Interest expense and
 other income net.......     41,655     7,918      1,458            --       51,031
                          ---------  --------    -------     ---------    ---------
Income (loss) before
 taxes and extraordinary
 items..................    (17,531)    2,419      3,285            --      (11,827)
Provision for state
 taxes..................        301        --         --            --          301
                          ---------  --------    -------     ---------    ---------
Net income (loss).......  $ (17,832) $  2,419    $ 3,285     $      --    $ (12,128)
                          =========  ========    =======     =========    =========
STATEMENT OF CASH FLOWS
Net cash provided by
 operating activities...  $  16,693  $  8,885    $ 3,116     $  (1,579)   $  27,115
                          ---------  --------    -------     ---------    ---------
Net cash used in
 investing activities...  $(313,749) $ (7,896)   $(3,474)    $   1,579    $(323,540)
                          ---------  --------    -------     ---------    ---------
Net cash provided by
 financing activities...  $ 299,809  $    (37)   $    --     $      --    $ 299,772
                          ---------  --------    -------     ---------    ---------

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


  The following table summarizes results of operations and cash flows for the Company and its guarantor subsidiaries for the year ended December 31, 1998:

                                            December 31, 1998
                             -------------------------------------------------
                             Operating   Guarantor   Intercompany
                              Company   Subsidiaries Eliminations Consolidated
                             ---------  ------------ ------------ ------------
STATEMENTS OF OPERATIONS
Total revenues.............. $195,713     $10,946       $   --      $206,659
                             --------     -------       ------      --------
Total cost of revenues......  124,853       4,696           --       129,549
Selling, general and
 administrative.............   38,632       1,902           --        40,534
                             --------     -------       ------      --------
Income from operations......   32,228       4,348           --        36,576
Interest expense and other
 (income) expense, net......   25,160         897           --        26,057
                             --------     -------       ------      --------
Income (loss) before taxes
 and extraordinary items....    7,068       3,451           --        10,519
Provision for state taxes...      220          --           --           220
                             --------     -------       ------      --------
Income (loss) before
 extraordinary items........    6,848       3,451           --        10,299
Extraordinary items.........   15,811          --           --        15,811
                             --------     -------       ------      --------
Net income (loss)........... $ (8,963)    $ 3,451       $   --      $ (5,512)
                             ========     =======       ======      ========
STATEMENT OF CASH FLOWS
Net cash provided by
 operating activities....... $ 29,672     $ 5,461       $   --      $ 35,133
                             --------     -------       ------      --------
Net cash used in investing
 activities................. $(79,367)    $(5,722)      $   --      $(85,089)
                             --------     -------       ------      --------
Net cash provided by
 finacing activities........ $ 51,214     $    --       $   --      $ 51,214
                             --------     -------       ------      --------

15. Operating Segment Information

  The Company identifies and manages its business as two operating segments, equipment rentals and equipment sales.

  The equipment rentals segment is engaged in the rental of cranes and other heavy equipment primarily for industrial maintenance and construction to a variety of companies in the petrochemical, power generation, telecommunications, paper, steel, utility, power generation, telecommunications, mining and multiple other industries, throughout the United States. The equipment sales segment sells new and used equipment to commercial construction, industrial and residential users.

  The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies". The Company and the chief operating decision maker evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization (EBITDA), as defined to exclude net gains on sales of used equipment.

  The Company does not maintain information about assets for its reportable segments. Accordingly, the items specified in Paragraph 28 of SFAS No. 131 are not applicable. Additionally, the Company has not disclosed 1998 segment data on a comparative basis, because management found it impracticable to obtain the information for 1998.

                           ANTHONY CRANE RENTAL, L.P.

                                 (In Thousands)

  The table below presents information about reported segments for the years ended December 31:

                                                    Equipment Equipment
                                                     Rentals    Sales    Total
                                                    --------- --------- --------
     2000:
       Revenues.................................... $365,959   $37,650  $403,609
       EBITDA...................................... $119,993   $ 1,108  $121,101
     1999:
       Revenues.................................... $264,668   $34,446  $299,114
       EBITDA...................................... $ 80,174   $   760  $ 80,934

16. Cash Flow Statement

  Supplemental cash flow information was as follows for the years ended December 31:

                                                       2000      1999     1998
                                                      -------  --------  ------
Detail of Acquisitions:
  Fair value of assets acquired, net of cash
   acquired.......................................... $43,362  $218,825  $2,936
  Fair value of liabilities assumed..................  (6,495)  (17,862)     --
  Note payable to Seller.............................      --      (500)     --
                                                      -------  --------  ------
  Cash paid for acquisitions......................... $36,867  $200,463  $2,936
                                                      =======  ========  ======

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

                                               Quarter Ended
                         -------------------------------------------------------------------
                           March 31          June 30        September 30      December 31
                         --------------   --------------   ---------------   ---------------
1999
Total revenues.......... $48,902  100.0%  $61,373  100.0%  $ 94,294  100.0%  $ 94,545  100.0%
Gross profit............  17,386   35.6%   20,532   33.4%    30,858   32.7%    28,599   30.2%
Loss before income
 taxes..................  (1,060)  (2.2%)    (562)  (0.9%)   (2,465)  (2.6%)   (7,740)  (8.2%)
Net loss................  (1,161)  (2.4%)    (562)  (0.9%)   (2,465)  (2.6%)   (7,940)  (8.4%)

2000
Total revenues.......... $97,585  100.0%  $99,163  100.0%  $100,070  100.0%  $106,791  100.0%
Gross profit............  32,499   33.3%   36,080   36.4%    37,993   38.0%    35,073   32.8%
Loss before income
 taxes..................  (4,270)  (4.4%)  (1,799)  (1.8%)     (269)  (0.3%)   (9,576)  (9.0%)
Net loss................  (4,370)  (4.5%)  (1,899)  (1.9%)     (269)  (0.3%)   (9,576)  (9.0%)

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

   Name                     Age                          Position
   ----                     ---                          --------
   Jeffrey J. Fenton*......  43 Member of the GP Board and Chief Executive Officer
   David W. Mahokey*.......  42 Member of the GP Board and Chief Operating Officer
   William F. Fabrizio*....  53 Chief Financial Officer
   James M. Mullaney.......  49 Vice President--Sales and Marketing
   Andrew D. Peters........  46 Vice President--Administration
   Anthony Razzano.........  44 Vice President--Asset Management
   Albert C. Bove..........  53 Vice President--West and Central Regions
   Joseph M. Connelly......  53 Vice President--Northeast Region
   Ray Graham..............  51 Vice President--Southeast Region
   Bryan Carlisle..........  36 Vice President--Midwest Region
   Arthur J. Innamorato*...  46 Vice President of Corporate Development and General Counsel
   Ray G. Anthony..........  62 Member of the GP Board
   Paul Edgerley...........  45 Member of the GP Board
   Robert C. Gay...........  48 Member of the GP Board
   Joseph P. Pretlow.......  33 Member of the GP Board
   Brian S. Murphy.........  37 Member of the GP Board
   James E. Haas...........  64 Member of the GP Board
   Wayne Carlisle..........  59 Member of the GP Board

  Jeffrey J. Fenton joined the Company on November 1, 1999, as its Chief Executive Officer. As CEO, Mr. Fenton is responsible for the overall strategic direction and management of the Company. Prior to joining the Company, Mr. Fenton was employed by General Electric Company, serving most recently as the President and CEO of GE Capital Modular Space, one of General Electric's business units.

  David W. Mahokey has a total of 18 years of experience in the crane rental business, all of which have been with Maxim. As the Chief Operating Officer, Mr. Mahokey oversees the daily operations of the Company. Mr. Mahokey was appointed Chief Operating Officer upon consummation of the Recapitalization. Prior to that time, he served as the Company's Chief Financial Officer, a position he held since 1991.

  William F. Fabrizio has twenty-eight years of financial experience, including 17 years with Rockwell International. Most recently, he served as Senior Vice-President and Chief Financial Officer of Motive Power Industries, Inc. Mr. Fabrizio joined the Company as Chief Financial Officer in February 2000.

  James M. Mullaney joined the Company on January 3, 2000, as Vice-President of Sales and Marketing. Prior to joining the Company, Mr. Mullaney was employed by General Electric serving most recently as Regional Vice President of GE Modular Space.

  Andrew D. Peters joined the Company on February 14, 2000, as Vice-President--Administration. Mr. Peters is responsible for both the strategic direction and day-to-day management of human resources, risk management and environmental health and safety. Prior to joining the Company, Mr. Peters was employed by Dick Corporation, where he held the position of Senior Vice President of Human Resources.

  Anthony Razzano joined the Company on July 10, 2000, as Vice-President of Asset Management. Mr. Razzano is responsible for the strategic direction and management of purchasing, property management, parts and service and fleet life cycle profitability. Prior to joining the Company, Mr. Razzano was employed by General Electric, serving most recently as Senior Vice-President of Asset Management for GE Capital TIP/Modular Space.

  Albert C. Bove has more than 28 years of experience in the crane rental and general construction industries, 23 of which have been with Maxim. Since 1996, Mr. Bove has served as the Vice President--West Region. In 2000, Mr. Bove was also given responsibility for the Central Region. Prior to 1996, Mr. Bove served in a number of senior executive roles in the Company.

  Joseph M. Connelly has nearly 28 years of experience in construction and engineering, the last nine of which have been with Maxim. Mr. Connelly has responsibility for the Company's quality control programs and oversees the operations of the Company's Northeast region and international business.

  Ray Graham has 29 years of experience in the crane rental industry, the last 11 of which have been with Maxim. Mr. Graham has been in a management position for the past 17 years. Mr. Graham is responsible for the Southeast region.

  Bryan Carlisle has over 21 years experience in the crane rental and construction industries, all with Carlisle. Mr. Carlisle became the Vice President of the Company's Midwest Region upon consummation of the Carlisle acquisition.

  Arthur J. Innamorato has 22 years of legal and public accounting experience and has been a valued advisor to the Company for the past seven years. He assumed the position as General Counsel upon the consummation of the Recapitalization and is responsible for managing the legal affairs of the Company. Mr. Innamorato is also involved in strategic planning and the Company's external growth initiatives.

  Ray G. Anthony was the founder of Anthony Crane Rental, L.P. and currently serves on its board. Mr. Anthony is Chief Executive Officer of Dallas Holdings, Century Steel Erectors, Anthony Trucking Company, Inc. and other business ventures.

  Paul Edgerley has been Managing Director of Bain since 1993. Since 1990, he has been a General Partner of Bain Venture Capital, and from 1988 to 1990 he was a Principal of Bain Venture Capital. He serves on the Boards of Directors of Walco International, Inc., GS Technologies Corporation, AMF Group Inc. and Sealy Corporation.

  Robert C. Gay has been a Managing Director of Bain since 1993 and has been a General Partner of BainVenture Capital since 1989. From 1988 to 1989, Mr. Gay was a Principal of Bain Venture Capital. Mr. Gay serves as a director of Cambridge Industries, Inc., Nutraceutical Corporation, American Pad & Paper Company, Walco International Inc., Buhrmann NV, and Alliance Laundry Holdings LLC.

  Joseph P. Pretlow has been a Managing Director at Bain Capital since 1999. Prior to joining Bain Capital in 1992, Mr. Pretlow worked as an investment banker at Lehman Brothers. Mr. Pretlow also serves on the Board of Directors of Labtec, Bentley's Luggage and DIC Entertainment Holdings, Inc.

  Brian S. Murphy has been a Vice President at Bain Capital since 1996. Prior to joining Bain Capital, Mr. Murphy worked at Barents Group LLC and was a consultant at Bain & Company. Mr. Murphy also serves on the Board of Directors of Medical Specialties Group, Inc., and Walco International, Inc.

  James E. Haas has been Vice President and Director of Sensical Corporation, a printing company, since 1993. From 1990 to 1993, Mr. Haas was President, Chief Executive Officer and Director of Edgecomb Metals, a metals distributor. Mr. Haas is a Director of GS Technologies Corporation.

  Wayne Carlisle has over 40 years experience in the crane rental and construction industries and is a recognized expert in heavy-lift and transportation services, demolition, excavation projects, as well as general development and construction management. Mr. Carlisle serves as a director of the Bank of Kentucky, The Kentucky Racing Commission, Northern Kentucky Convention Center Corporation, the H.C. Nutting Company and the Building and Grounds Committee for the Zoological Society of Cincinnati.

ITEM 11. Executive Compensation

  The following tables set forth information concerning the annual and long-term compensation for services in all capacities to the Partnership for 2000, 1999 and 1998 of those persons who served as (i) Chief Executive Officer during the year, and (ii) the other four most highly compensated executive officers of the Company for 2000, 1999 and 1998 collectively, the "Named Executive Officers".

                          Summary Compensation Tables

                                                     Annual Compensation
                                                ------------------------------
                                                                  Other Annual
Name and Principal Position               Year   Salary   Bonus   Compensation
----------------------------              ----- -------- -------- ------------
Jeffrey J. Fenton, Chief Executive
 Officer................................. 2000  $325,000 $ 80,000   $358,000(1)
Bryan Carlisle, Vice President--Midwest
 Region.................................. 2000   235,000  120,000     87,000(2)
David W. Mahokey, Chief Operating
 Officer................................. 2000   248,000  100,000         --
Albert C. Bove, Vice President--Western
 and Central Regions..................... 2000   175,000   80,000     14,400(3)
Arthur J. Innamorato--Vice President--
 Corporate Development................... 2000   185,000   60,000     13,450(3)
Jeffrey J. Fenton, Chief Executive
 Officer................................. 1999    56,250  100,000         --
Bryan Carlisle, Vice President--Midwest
 Region.................................. 1999   117,325   30,000
David W. Mahokey, Chief Operating
 Officer................................. 1999   303,977   30,000         --
Albert C. Bove, Vice President--Western
 Region.................................. 1999   173,229       --      1,200(3)
Arthur J. Innamorato--Vice President--
 Corporate Development................... 1999    66,134       --         --
Jeffrey J. Fenton, Chief Executive
 Officer................................. 1998        --       --         --
Bryan Carlisle, Vice President--Midwest
 Region.................................. 1998        --       --
David W. Mahokey, Chief Operating
 Officer................................. 1998   110,460   20,000     15,524(4)
Albert C. Bove, Vice President--Western
 Region.................................. 1998   173,229       --      1,200(3)
Arthur J. Innamorato--Vice President--
 Corporate Development................... 1998        --       --         --

--------
(1) Represents forgiveness of debt related to executive's equity participation agreement.
(2)  Represents payment for vacation time earned but not taken.
(3)  Represents allowance for personal use of company vehicles.
(4)  Represents payment under deferred compensation plan.

Pension Plans

  The Partnership has a profit-sharing defined contribution pension plan covering all non-union employees for all affiliated companies except Carlisle. The contribution to the plan is an amount determined by the Partnership and was one percent of the eligible participant's compensation for 1999 and 1998. No contribution was made in 2000.

  The plan also includes a 401(k) savings plan feature that enables employees to make voluntary salary reduction contributions up to 15% of eligible compensation to the plan. The Partnership matched fifty percent of the contributions, up to six percent of the participant's compensation. In September 2000, the plan was amended to provide for a 100% match of employee contributions, up to three percent of participant's compensation, plus 50% match of compensation up to five percent of the participant's compensation.

  The Partnership also had a 401(k) plan for all eligible employees of Carlisle. The 401(k) savings feature enabled Carlisle employees to make voluntary salary reduction contributions. The Partnership matched employee contributions, up to three percent of the participant's compensation. The Partnership could also make discretionary contributions to the plan as determined by the Board of Directors. In September 2000, the plan was merged into the Partnership's profit-sharing defined contribution plan.

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

Employment Agreements

  The Partnership has entered into employment contracts with its senior executives. Each employment contract provides for a term of employment, followed by successive one-year renewal terms, unless terminated by either the executive or the Partnership. Each contract provides for a base salary and customary fringe benefits, annual bonus at the Board's discretion, the right of the Partnership to terminate employment for cause and a one-year non-compete period following termination of employment. Unless employment has been terminated for cause, a terminated executive is entitled to payment of base salary during the non-compete period if the executive is otherwise in compliance with the terms of the employment agreement.

Management Equity Participation

  In connection with the Recapitalization, Holdings has offered and is expected to continue to offer certain members of management the opportunity to purchase up to an aggregate of 10% of the common partnership interests of Holdings, including approximately 6% of which was purchased at the Closing and 4% of which is expected to be purchased in the future. In addition, in order to provide additional financial incentives to management, certain members of management are expected to be offered the opportunity to purchase additional restricted equity of up to 10% of the common partnership interests of Holdings. Such opportunities are expected to be offered periodically and all restrictions on the equity units lapse over a ratable period or earlier upon the occurrence of certain events.

Compensation of Members of the GP Board

  Members of the GP Board will not he compensated in connection with services provided in such capacity except for one member who receives a nominal fee. Members of the GP Board will be reimbursed for any out-of-pocket expenses incurred in traveling to and from meetings of the GP Board.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

                                             Number of         Percentage of
                                        Common Partnership  Common Partnership
                                          Interests on a       Interest on a
Name and Address of Beneficial Owner    Fully Diluted Basis Fully Diluted Basis
------------------------------------    ------------------- -------------------
Bain/ACR, L.L.C. (1)...................    3,444,444.44            75.6%
 c/o Bain Capital, Inc.
 Two Copley Place Boston, MA 02116

Anthony Iron and Metal Company.........      820,000.00            18.0%
 c/o Dallas Holdings
 One Allegheny Airport, West Mifflin,
  PA 15122

Ray G. Anthony (2).....................      820,000.00            18.0%
 c/o Dallas Holdings
 One Allegheny Airport, West Mifflin,
  PA 15122

David W. Mahokey.......................      182,222.22             4.0%
 c/o Anthony Crane Rental, L.P.
 800 Waterfront Drive, Pittsburgh, PA
  15222

Paul Edgerley (1)......................    3,058,197.35            67.1%
 c/o Bain Capital, Inc.
 Two Copley Place Boston, MA 02116

Robert C. Gay (1)......................    3,128,700.42            68.7%
 c/o Bain Capital, Inc.
 Two Copley Place Boston, MA 02116

Joseph P. Pretlow (1)..................      150,177.65             2.4%
 c/o Bain Capital, Inc.
 Two Copley Place Boston, MA 02116

James E. Haas (3)......................      233,333.33             5.1%
 c/o Haas Family Limited Partnership
 745 Beach View Drive Boca Grande, FL
  33921

Albert C. Bove.........................       45,555.56             1.0%
 c/o Anthony Crane Rental, L.P.
 800 Waterfront Drive, Pittsburgh, PA
  15222

William B. Kania.......................       17,777.78             0.4%
 c/o W.B. Kania & Associates
 71 No. Mount Vernon, Uniontown PA
  15401

All directors and executive (1)(2)(3)
 officers as a group (12 persons)......    4,493,671.51            98.6%

--------
(1) The limited liability company units of Bain/ACR, LL.C. will be held by Bain Capital Fund VI, L.P. ("Fund VI"), BCIP Trust Associates II ("BCIP Trust II"), BCIP Trust Associates II-B ("BCIP Trust II-B"), BCIP Associates II ("BCIP II"), ECIP Associates U-B ("BCIP II-B"), BCIP Associates II-C ("BCIP II-C") and certain unrelated entities. Messrs. Edgerley and Gay are: (i) Managing Directors of Bain Capital Investors VI, Inc., the General Partner of Bain Capital Partners VI, L.P., which is the General Partner of Fund VI; (ii) General Partners of BCIP II; (iii) General Partners of BCIP Trust II; and (iv) affiliated with BCIP II-C. Mr. Edgerley is a General Partner of BCIP Trust II-B. Mr. Gay is a General Partner of BCIP II-B. Mr. Pretlow is a General Partner of BCIP II-B and BCIP Trust II-B. Each of Messrs. Edgerley, Gay and Pretlow may be deemed to beneficially own units held by entities in which they have an interest and, accordingly, to beneficially own the common partnership interests of Holdings held by such entities. Each such person disclaims beneficial ownership of any such interests in which he does not have a pecuniary interest.

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

ITEM 13. Certain Relationships and Related Transactions

Securityholders Agreement

  Upon the consummation of the Recapitalization, Holdings, the General Partner, the Equity Investors and the Predecessor Partners entered into a securityholders agreement (the "Securityholders Agreement"). The Securityholders Agreement: (i) restricts the transfer of the equity interests of Holdings; (ii) grants tag-along rights on certain transfers of equity interests of Holdings; (iii) requires each of the Equity Investors and the Predecessor Partners to consent to a sale of Holdings to an independent third party if such sale is approved by a majority of the then outstanding equity interests of Holdings; and (iv) grants preemptive rights on certain issuances of equity interests of Holdings. The foregoing provisions of the Securityholders Agreement will terminate upon the consummation of an Initial Public Offering (as defined in the Securityholders Agreement) or a Liquidity Event. For purposes of the Securityholders Agreement, "Liquidity Event" means
(a) any sale to an Independent Third Party of all or substantially all (as defined in the Model Business Corporation Act) of the assets of Holdings and its Subsidiaries on a consolidated basis in one transaction or series of related transactions; (b) any sale to an Independent Third Party of all or substantially all of the Common Units (as defined) (or a transaction having a similar effect as contemplated by Section 13.9 of the Holdings Partnership Agreement (as defined)) in one transaction or series of related transactions, but excluding any sales of Common Units in a Public Sale (as defined in the Securityholders Agreement); or (c) a merger or consolidation or other transaction which accomplishes one of the foregoing. Certain equity holders and directors of the Issuers, including Bain, and certain other related parties received one-time transaction fees aggregating $8.8 million upon consummation of the Recapitalization.

Advisory Agreement

  In connection with the Recapitalization, the Company entered into an advisory agreement (the "Advisory Agreement") with Bain pursuant to which Bain agreed to provide: (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by the Company and Bain Capital. In exchange for such services, Bain will receive (i) an annual management fee of $1.0 million, plus reasonable out-of-pocket expenses (payable quarterly) and (ii) a transaction fee in an amount in accordance with the general practices of Bain at the time of the consummation of any additional acquisition or divestiture by the

Company and of each financing or refinancing. The Advisory Agreement has an initial term of ten years subject to automatic one-year extensions (unless the Company or Bain provides written notice of termination), provided that the Advisory Agreement will terminate automatically upon the consummation of a transaction involving a sale of all or substantially all of the assets or partnership interests of the Company. In connection with the 1999 Carlisle acquisition and entering into the amended Senior Credit Facilities, Bain received transaction fees aggregating $4.2 million.

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

Other Related Party Transactions and Potential Conflict of Interest

  The Partnership periodically rents and sells equipment to affiliated companies. Rental revenues from such transactions totaled $3,379,000, $293,000 and $498,000 in 2000, 1999 and 1998, respectively, and gross proceeds from equipment sales totaled $325,000 and $670,000 in 1999 and 1998, respectively. There were no such equipment sales in 2000. In addition, the Partnership rents equipment, utilizes personnel and purchases equipment, utilizes personnel and purchases equipment from affiliated companies. Expenses from such transactions totaled $1,796,000, $91,000, and $351,000 in 2000, 1999, and 1998,
respectively, and purchases of equipment totaled $79,000 in 1998. There were no such purchases of equipment in 2000 or 1999. The Partnership also reimbursed Mr. Anthony for the Partnership's use of his personal airplanes. Such reimbursements totaled $282,000 in 1999 and $234,000 in 1998. There were no such reimbursements made to Mr. Anthony in 2000.

  Amounts due from these affiliated companies totaled $1,114,600 and $615,000 at December 31, 2000 and 1999, respectively.

  In connection with the Carlisle acquisition in 1999 and the Amendment of the Company's Senior Credit Facilities to finance the acquisition, the Company paid Bain Capital transactions fees aggregating $4.2 million.

  In connection with funding an executive's purchase of equity, the Company has recorded a liability due to Bain with a corresponding partners' receivable included in the partners' capital (deficit) section of the accompanying consolidated balance sheet.

  In connection with a management service agreement entered into with Bain, which provides for an annual fee of $1 million plus expenses, the Partnership paid approximately $1,080,000 and $1,083,000 and $463,000 in fees and expenses to Bain Capital in 2000, 1999 and 1998, respectively.

  At December 31, 1998, the Partnership had a receivable due from Mr. Anthony totaling $3,950,000. During 1999, the receivable was treated as a distribution to Mr. Anthony.

  The Partnership leases certain property from a partner under long-term operating lease arrangements, as presented below:

                                            Lease Expense
                                          -----------------
   Description            Location          2000     1999
   -----------      --------------------- -------- --------
   Regional office  Wilder, Kentucky      $416,000 $208,000
   Branch office    Orlando, Florida        84,000   42,000
   Branch office    Dayton, Ohio            60,000   30,000
   Branch office    Indianapolis, Indiana   80,000   40,000
                                          -------- --------
                                          $640,000 $320,000
                                          ======== ========

  Future minimum lease payments under the above lease arrangements are as follows:

   2001............................................................... $ 640,000
   2002...............................................................   640,000
   2003...............................................................   640,000
   2004...............................................................   640,000
   2005...............................................................   640,000
   Thereafer.......................................................... 2,880,000

  The GP Board has adopted a Corporate Compliance Policy for the Company. Such policy is administered by a Corporate Compliance Officer. Pursuant to such policy, the Company prohibits its employees from engaging in any activity or conduct which appears to conflict with the interests of the Company, its customers or its suppliers. Reports of any violations of the policy will be investigated by the Company.

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Exhibits
  (b) Financial Statement Schedules
  (c) Reports on Form 8-K

Schedule II--Valuation & Qualifying Accounts
(In Thousands)

                         Balance at                                     Balance
                         Beginning   Charged                            at End
Classification           of Period  to Expense Deductions Acquisitions of Period
--------------           ---------- ---------- ---------- ------------ ---------
Year ended December 31,
 2000
Allowance for Doubtful
 Accounts...............   $3,250     $2,153    $(1,493)      $ 50      $3,960
Year ended December 31,
 1999
Allowance for Doubtful
 Accounts...............   $1,500     $2,061    $(1,105)      $794      $3,250
Year ended December 31,
 1998
Allowance for Doubtful
 Accounts...............   $1,840     $  475    $  (815)      $ --      $1,500

  All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

  (c) Report of Independent Accountants

To the Partners of Anthony Crane Rental, L.P.

  Our audits of the consolidated financial statements referred to in our report dated February 28, 2001, which report and consolidated financial statements are included in this Form 10-K also include an audit of the financial statement schedule listed in Item 14(b) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP


Pittsburgh, Pennsylvania
February 28, 2001

                                 EXHIBIT INDEX

(1) Exhibits.

  2.1 Recapitalization Agreement, dated as of June 1, 1998, by and among Anthony Crane Rental, L.P., Bain/ACR, L.L.C., ACR Management, L.L.C. and the current owners named therein.*
  3.1  Certificate of limited partnership of Anthony Crane Rental Holdings,
       L.P.*
  3.2  Amended and Restated Agreement of Limited Partnership of Anthony Crane
       Rental Holdings, L.P.*
  3.3  Certificate of Incorporation of Anthony Crane Holdings Capital
       Corporation.*
  3.4  Bylaws of Anthony Crane Holdings Capital Corporation.*
  4.1  Indenture, dated as of July 22, 1998, among Anthony Crane Rental
       Holdings, L.P., Anthony Crane Holdings Capital Corporation and State
       Street Bank and Trust Company.*
 10.1  Purchase Agreement, dated as of July 16, 1998, by and among Anthony
       Crane Rental Holdings, L.P., Anthony Crane Holdings Capital Corporation and the Initial Purchasers.*
 10.2  Registration Rights Agreement, dated as of July 22, 1998, by and among
       Anthony Crane Rental Holdings, L.P., Anthony Crane Holdings Capital
       Corporation and the Initial Purchasers.*
 10.3  Amended and Restated Revolving Credit Agreement, dated as of June 30,
       1999, among Anthony Crane Rental, L.P., Anthony Crane Rental Holdings,
       L.P., the several banks or other financial institutions or entities from time to time parties to this Agreement, Goldman Sachs Credit Partners
       L.P., Fleet National Bank and DLJ Capital Fund, Inc.*
 10.4  Term Loan Credit Agreement, dated as of July 22, 1998, among Anthony
       Crane Rental, L.P., Anthony Crane Rental Holdings, L.P., the several banks or other financial institutions or entities from time to time parties to this Agreement, Goldman Sachs Credit Partners L.P., Fleet
       National Bank and DLJ Capital Fund, Inc.*
 10.5  Amended and Restated Securityholders Agreement dated as of July 21,
       1999, by and among ACR Management, L.L.C., Anthony Crane Rental
       Holdings, L.P. and the Securityholders.*
 10.6  Registration Rights Agreement, made as of July 22, 1998, by and among
       Anthony Crane Rental Holdings, L.P., ACR Management, L.L.C., Bain/ACR,
       L.L.C. and the Current Owners.*
 10.7  Advisory Agreement, dated as of July 22, 1998, by and among Bain
       Capital, Inc., Anthony Crane Rental Holdings, L.P., and Anthony Crane
       Rental, L.P.*
 10.8  Escrow Agreement, dated as of July 22, 1998, by and among Anthony Crane
       Rental, L.P., Anthony Iron & Metal Company, David W. Mahokey and Brown
       Brothers Harriman & Co.*
 10.9  Amended and Restated Agreement of Limited Partnership of Anthony Crane
       Rental, L.P.*
 10.10 Indenture, dated as of July 22, 1998, by and among Anthony Crane Rental,
       L.P., Anthony Crane Capital Corporation, the Guarantors and State Street
       Bank and Trust Co.*
 10.11 Purchase Agreement, dated as of July 16, 1998, by and among Anthony
       Crane Rental, L.P., Anthony Crane Capital Corporation, the Guarantors and the Initial Purchasers.*
 10.12 Registration Rights Agreement, dated as of July 22, 1998, by and among
       Anthony Crane Rental, L.P., Anthony Crane Capital Corporation, the
       Guarantors and the Initial Purchasers.*
 10.13 Employment Agreement, dated as of July 22, 1998, by and between Anthony
       Crane Rental, L.P., and Ray G. Anthony.*
 10.14 Consulting and Noncompetition Agreement, dated as of July 22, 1998, by and between Anthony Crane Rental, L.P., and Samuel R. Anthony.*
 10.15 Executive Purchase Agreement, dated as of July 22, 1998, by and among
       ACR Management, L.L.C., Anthony Crane Rental Holdings, L.P., and David
       W. Mahokey.*
 10.16 Executive Purchase Agreement, dated as of July 22, 1998, by and among
       ACR Management, L.L.C., Anthony Crane Rental Holdings, L.P., and Arthur
       J. Innamorato.*
 10.17 Executive Purchase Agreement, dated as of July 22, 1998, by and among
       ACR Management, L.L.C., Anthony Crane Rental Holdings, L.P., and Albert
       C. Bove.*
 10.18 Executive Purchase Agreement, dated as of July 22, 1998, by and among
       ACR Management, L.L.C., Anthony Crane Rental Holdings, L.P., and William
       B. Kania.*

 10.19 Liability Agreement, Dated as of July 22, 1998, by and between Anthony
       Crane Rental, L.P., and Anthony Crane Capital Corporation.
 10.20 Liability Agreement, Dated as of July 22, 1998, by and between Anthony
       Crane Rental, L.P., and Anthony Crane Holdings Capital Corporation.
 10.21 Agreement, dated as of August 1, 1996, between Hess Oil Virgin Islands
       Corp., and Anthony Crane International, L.P.*
 10.22 Sale and Lease Agreement, dated as of July 25, 1996, by and between Anthony Crane Sales & Leasing, L.P. and Hess Oil Virgin Islands Corp.*
 10.23 Master Rental Agreement for Bare Rental Equipment, dated as of August 1,
       1996, by and between Anthony Crane Sales & Leasing, L.P. and Hess Oil
       Virgin Islands Corp.*
 10.24 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and David W.
       Mahokey.****
 10.25 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and David W.
       Mahokey.****
 10.26 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Arthur J.
       Innamorato.****
 10.27 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Arthur J.
       Innamorato.****
 10.28 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Albert C.
       Bove.****
 10.29 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Albert C.
       Bove.****
 10.30 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Richard S.
       Ferchak, Sr.****
 10.31 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Richard S.
       Ferchak, Sr.****
 10.32 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Ray
       Graham.****
 10.33 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Ray
       Graham.****
 10.34 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Joseph M.
       Connelly.****
 10.35 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Joseph M.
       Connelly.****
 10.36 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Michael
       Corn.****
 10.37 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Michael
       Corn.****
 10.38 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Dale A.
       Buckwalter.****
 10.39 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Dale A.
       Buckwalter.****
 10.40 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Frank
       Hanjorgiris.****
 10.41 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Frank
       Hanjorgiris.****
 10.42 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Richard
       Rossi.****
 10.43 Executive Employment Agreement, dated October 25, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Richard
       Rossi.****
 10.44 Executive Purchase Agreement, dated October 25, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Jeffrey J.
       Fenton.****

 10.45 Executive Employment Agreement, dated October 25, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Jeffrey J.
       Fenton.****
 10.46 Asset Purchase Agreement by and among Carlisle Equipment Group, L.P., the Sellers listed on the Schedule of Sellers and the Current Owners listed on the Schedule of Current Owners and the other Parties set forth herein, dated June 30, 1999.**
 10.47 Asset Purchase Agreement among DAI Statutory Trust and ACR/Dunn
       Acquisition, Inc., dated June 4, 1999.***
 10.48 First Amendment To Term Loan Credit Agreement, dated as of June 30,
       1999, among Anthony Crane Rental, L.P., Anthony Crane Rental Holdings,
       L.P., the several banks or other financial institutions or entities from time to time parties to this agreement, Goldman Sachs Credit Partners, L.P., Fleet Bank and DLS Capital Funding, Inc.****
 21.1  Subsidiaries of Anthony Crane Rental, L.P.*

--------
   * Incorporated by reference to the exhibit of the same number filed with the Registrant's Registration Statement on Form S-4 (No. 333-65003).
  ** Incorporated by reference to exhibit number 2.01 filed with the Registrant's current report on Form 8-K dated July 1, 1999.
 *** Incorporated by reference to exhibit number 2.01 filed with the Registrant's current report on Form 8-K dated June 4, 1999.
**** Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-K dated March 21, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, State of Pennsylvania, on March 21, 2001.

                                          Anthony Crane Rental, L.P.

                                          By: /s/ Jeffrey J. Fenton
                                            ...................................
                                              Name: Jeffrey J. Fenton
                                              Title: Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 21, 2001.

    /s/ Jeffrey J. Fenton      Chief Executive
 .............................  Officer (principal
      Jeffrey J. Fenton        executive officer)

   /s/ William F. Fabrizio     Chief Financial
 .............................  Officer (principal
     William F. Fabrizio       financial and
                               accounting officer)

    /s/ David W. Mahokey       Member of the Board and
 .............................  Chief Operating Officer
      David W. Mahokey

      /s/ Paul Edgerley        Member of the Board
 .............................
        Paul Edgerley

      /s/ Robert C. Gay        Member of the Board
 .............................
        Robert C. Gay

     /s/ Joseph Pretlow        Member of the Board
 .............................
       Joseph Pretlow

     /s/ Brian S. Murphy       Member of the Board
 .............................
       Brian S. Murphy

                               Member of the Board
 .............................
        James E. Haas

                               Member of the Board
 .............................
       Ray G. Anthony

     /s/ Wayne Carlisle        Member of the Board
 .............................
       Wayne Carlisle