Form 10-Q
period 2001-03-31
ANTHONY CRANE RENTAL LP
filed 2001-05-09
CIK 1070313

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

  For the quarterly period ended March 31, 2001

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

                              800 Waterfront Drive
                              Pittsburgh, PA 15222
                    (Address of Principal Executive Offices)

                                 (412) 320-4900
              (Registrant's Telephone Number, Including Area Code)

                               ----------------

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Aggregate market value of voting partnership interests held by non-affiliates as of May 9, 2001: not applicable.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q. [X]

   Number of common partnership interests outstanding as of May 9, 2001: 100

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANTHONY CRANE RENTAL, L.P.

                         QUARTERLY REPORT ON FORM 10-Q
                 For the Quarterly Period Ended March 31, 2001

                               TABLE OF CONTENTS

                                     Part I

 ITEM 1 Index to Condensed Consolidated Financial Statements.............    2

 ITEM 2 Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................   13

                                    Part II

 ITEM 1 Legal Proceedings................................................   16

 ITEM 2 Changes in Securities............................................    *

 ITEM 3 Defaults Upon Senior Securities..................................    *

 ITEM 4 Submission of Matters to a Vote of Security Holders..............    *

 ITEM 5 Other Information................................................    *

 ITEM 6 Exhibits and Reports on Form 8-K.................................   16

        Signatures.......................................................   17

--------
*  Item not applicable to the Registration for this filing on Form 10-Q.

   Unless otherwise indicated, the terms "Anthony Crane Rental", "ACR", "Maxim" and "the Company" refer collectively to Anthony Crane Rental, L.P., and its subsidiaries.

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

                                     PART I

ITEM 1.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
 and December 31, 2000...................................................   3

Condensed Consolidated Statements of Operations for the Three Months
 Ended March 31, 2001 and 2000 (Unaudited)...............................   4

Condensed Consolidated Statements of Cash Flows for the Three Months
 Ended March 31, 2001 and 2000 (Unaudited)...............................   5

Notes to Condensed Consolidated Financial Statements.....................   6

                           ANTHONY CRANE RENTAL, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                        March 31,  December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...........................  $  2,786     $ 13,135
  Trade accounts receivable, net of allowance for
   doubtful
   accounts of $3,500 and $3,960, respectively........    80,119       72,317
  Other receivables...................................     3,856        3,757
  Prepaid expenses and deposits.......................     8,204        5,873
                                                        --------     --------
    Total current assets..............................    94,965       95,082
  Rental equipment, net...............................   511,257      511,141
  Property and equipment, net.........................    70,481       71,043
  Intangible assets, net..............................    82,963       84,451
  Debt issuance costs, net............................    21,715       22,934
  Investment in joint venture.........................     5,455        5,108
  Other assets........................................       667          683
                                                        --------     --------
    Total assets......................................  $787,503     $790,442
                                                        ========     ========
LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
  Book Overdraft......................................  $  3,265     $     --
  Accounts payable--trade.............................    12,098       23,304
  Accrued interest....................................     9,567       15,130
  Accrued wages and employee benefits.................     7,983        7,557
  Accrued taxes, other than income taxes..............     2,191        2,444
  Other accrued liabilities...........................     5,270        5,773
  Current portion of long-term debt (Note 4)..........     2,634        2,500
  Current portion of capital lease obligations (Note
   5) ................................................       679          679
                                                        --------     --------
    Total current liabilities.........................    43,687       57,387
Long term debt, less current portion (Note 4).........   747,592      729,250
Long-term obligation under capital leases (Note 5)....     2,940        3,217
Note payable to Bain..................................       585          576
Other non-current liabilities.........................     4,170        4,216
                                                        --------     --------
    Total liabilities.................................   798,974      794,646
                                                        --------     --------
Partners' deficit:
  Holding capital.....................................    (9,151)      (2,762)
  Partners' receivable................................    (2,383)      (1,514)
  Accumulated other comprehensive income..............        63           72
                                                        --------     --------
    Total partners' deficit...........................   (11,471)      (4,204)
                                                        --------     --------
Total liabilities and partners' deficit...............  $787,503     $790,442
                                                        ========     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                               Three Months
                                                                  Ended
                                                                March 31,
                                                             -----------------
                                                               2001     2000
                                                             --------  -------
                                                               (Unaudited)
Revenues:
  Equipment rentals......................................... $103,972  $85,471
  Equipment sales...........................................    9,710   12,114
                                                             --------  -------
    Total revenues..........................................  113,682   97,585
                                                             --------  -------
Cost of revenues:
  Cost of equipment rentals.................................   70,966   54,909
  Cost of equipment sales...................................    9,079   10,177
                                                             --------  -------
    Total cost of revenues..................................   80,045   65,086
                                                             --------  -------
Gross profit................................................   33,637   32,499
Selling, general and administrative expenses................   21,525   19,344
                                                             --------  -------
Income from operations......................................   12,112   13,155
Interest expense............................................   18,649   17,370
Other (income) expense, net.................................     (148)      55
                                                             --------  -------
Loss before taxes...........................................   (6,389)  (4,270)
                                                             --------  -------
Provision for state taxes...................................       --      100
                                                             --------  -------
Net loss.................................................... $ (6,389) $(4,370)
                                                             ========  =======


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                              Three Months
                                                                  Ended
                                                                March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                               (Unaudited)
Net cash used in operating activities...................... $(12,450) $ (9,392)
                                                            --------  --------
Cash flows from investing activities:
  Cash paid for business acquisitions, net of cash
   acquired................................................       --   (11,293)
  Proceeds from sale of fixed assets, including rental
   equipment...............................................    6,228     7,012
  Capital expenditures.....................................  (24,043)   (6,128)
  Purchase of intangibles..................................     (642)     (627)
  Other....................................................       17      (255)
                                                            --------  --------
    Net cash used in investing activities..................  (18,440)  (11,291)
                                                            --------  --------
Cash flows from financing activities:
  Change in book overdraft.................................    3,265    (2,059)
  Proceeds from borrowings of debt.........................   26,601    25,000
  Payments on debt.........................................   (8,125)   (7,251)
  Payments under capital leases............................     (277)     (108)
  Loans to partners........................................     (923)       --
                                                            --------  --------
    Net cash provided by financing activities..............   20,541    15,582
                                                            --------  --------
Net decrease in cash and cash equivalents..................  (10,349)   (5,101)
Cash and cash equivalents, beginning of period.............   13,135     8,980
                                                            --------  --------
Cash and cash equivalents, end of period................... $  2,786  $  3,879
                                                            ========  ========
Noncash investing and financing activities:
  Expenditures for rental equipment purchases included in
   accounts payable........................................ $  2,538  $  9,450
                                                            ========  ========
  Noncash rental equipment transfers....................... $     --  $  1,568
                                                            ========  ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (In thousands)


1. Description of Business

   Anthony Crane Rental, L.P. (the "Partnership"), and its subsidiaries, doing business as Maxim Crane Works ("Maxim"), are engaged in the rental of cranes and other heavy equipment primarily for industrial maintenance and construction to a variety of companies in the petrochemical, paper, steel, power generation, telecommunication, mining and multiple other industries. The Partnership provides twenty-four hour service, seven days a week to customers principally in the United States. The Partnership also sells new and used equipment to commercial construction, industrial and residential users.

2. Basis of Presentation

   The unaudited condensed consolidated financial statements include the accounts of the Partnership and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   The accompanying unaudited condensed consolidated financial statements of Anthony Crane Rental, L.P. ("the Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. During interim periods, the Partnership follows the accounting policies set forth in its annual report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Form 10-K when reviewing interim financial results.

   In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results of operations of these interim periods have been included. The net loss for the quarter ended March 31, 2001 is not necessarily indicative of the results to be expected for the full fiscal year. The management discussion and analysis, which follows these notes, contains additional information on the results of operations and financial position of the Company. Those comments should be read in conjunction with these financial statements.

3. Cash Flow Statement

   Supplemental cash flow information with respect to acquisitions was as follows for the three months ended March 31:

Details of Acquisitions:

                                                                 2001    2000
                                                                ------  -------
   Fair value of assets acquired, net of cash acquired......... $   --  $16,702
   Fair value of liabilities assumed...........................     --   (5,409)
                                                                ------  -------
   Cash paid for acquisitions.................................. $   --  $11,293
                                                                ======  =======

                           ANTHONY CRANE RENTAL, L.P.

                                 (In thousands)


4. Long-Term Debt

   Long-term debt consists of the following:

                                                          March 31, December 31,
                                                            2001        2000
                                                          --------- ------------
   10 3/8% Company Senior Notes, due 2008 (A)............ $155,000    $155,000
   Senior Credit Facility of the Company (B)
     Revolving Credit Facility...........................  298,000     280,500
     Term Loan...........................................   50,000      50,000
     First Priority Term Loan............................  245,625     246,250
   Equipment Note Payable (C)............................    1,601          --
                                                          --------    --------
                                                           750,226    $731,750
   Less current portion of long-term debt................    2,634       2,500
                                                          --------    --------
                                                          $747,592    $729,250
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

(B) The Senior Credit Facilities consist of a $425.0 million six-year non-amortizing Revolving Credit Facility, a $50.0 million eight-year non-amortizing Term Loan and a $250.0 million seven year First Priority Term Loan. The Revolving Credit Facility is available on a revolving basis subject to a borrowing base during the period commencing on the date of the Closing of the recapitalization transaction (July 22, 1998) and ending on the date that is six years after the date of the Closing. At the Company's option, loans made under the Revolving Credit Facility bear interest at either (i) the Base Rate (defined as the highest of the rate of interest announced publicly by Fleet National Bank from time to time as its prime rate or the Federal funds effective rate from time to time plus 0.50%) plus a margin of 1.5%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus a margin of 2.5%, subject to adjustment based on a leverage test. The Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 2.50%, or (ii) the reserve-adjusted LIBOR Rate plus a margin of 3.50%. The First Priority Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 2.25%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted LIBOR Rate plus a margin of 3.25%, subject to adjustment based on a leverage test.

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

     The Senior Credit Facilities provide for mandatory repayments, subject to certain exceptions, of the Revolving Credit Facility and the Term Loan based on certain net asset sales outside the ordinary course of business of the Company and its subsidiaries and the net proceeds of certain debt and equity issuances. Outstanding loans under the Revolving Credit Facility and the Term Loan (subject to certain call provisions) are voluntarily pre-payable without penalty; provided, however, that LIBOR breakage costs, if any, shall be borne by the Company. The Senior Credit Facilities contains certain restrictive covenants; the most restrictive of which include financial ratios.

     The obligations of the Company under the Senior Notes and Senior Credit Facilities are guaranteed on a full, unconditional joint and several basis, by all material existing, direct and indirect domestic subsidiaries of the Company and will be guaranteed by all material future, direct and indirect domestic and foreign subsidiaries of the Company.

(C) The Equipment Note Payable consists of a promissory note in the amount of $1,601 with a fixed interest rate of 8.54%. Principal and interest are payable in monthly installments through February 2008. These borrowings are collateralized by a security interest in the equipment purchased with the proceeds.

   The aggregate principal debt maturities of long-term debt for the next five years are as follows:

   2001................................................................ $  2,634
   2002................................................................    2,689
   2003................................................................    2,705
   2004................................................................  300,724
   2005................................................................  235,869
   Thereafter..........................................................  205,605
                                                                        --------
                                                                        $750,226
                                                                        ========

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)

5. Lease Commitments

   In connection with acquisitions completed in 2000 and 1999, the Partnership assumed certain obligations related to capital leases.

   The following is a schedule of future minimum lease payments under the capital lease agreements together with the present value of the net minimum lease payments as of March 31, 2001:

Year ending December 31:
------------------------
2001.................................................................... $  590
2002....................................................................    823
2003....................................................................    785
2004....................................................................    892
2005....................................................................    240
Thereafter..............................................................  1,125
                                                                         ------
Total minimum lease payments............................................  4,455
Less amount representing interest.......................................    836
                                                                         ------
Present value of minimum lease payments.................................  3,619
Less current portion....................................................    679
                                                                         ------
                                                                         $2,940
                                                                         ======

   Included in rental equipment is cost and accumulated depreciation for these leased assets of approximately $3,974 and $524, respectively, at March 31, 2001 and $4,266 and $455, respectively, at December 31, 2000.

6. Contingencies

   The Company is a party to a number of lawsuits and claims arising out of the ordinary course of business.

   While the Company cannot predict the outcome of these matters, in the opinion of management upon advice of counsel, any liability resulting thereunder will not have a material adverse effect on the Company's business or financial condition, after giving effect to provisions already recorded. However, there can be no assurance that an adverse outcome in one or more of these matters will not be material to results of operations in any one period. Additionally, certain of these matters are covered by the indemnity from the partners prior to the Company's recapitalization on July 22, 1998.

   The Company has received a proposed assessment from a state taxing authority in the amount of $2.4 million, including interest and penalties of $0.5 million and $0.2 million, respectively, as a result of a state sales and use tax audit. The Company has recorded a liability of approximately $1.2 million, $0.8 million of which has been capitalized to rental equipment, as management believes the assessment contains certain errors. The liability recorded represents management's best estimate of the ultimate liability. Management is presently reviewing the assessment with the respective state taxing authority.

7. Subsidiary Guarantors

   All of the Company's subsidiaries are wholly owned and all of the outstanding debt under the Company's Senior Notes and Senior Credit Facility are guaranteed on a full, unconditional and joint and several basis by all of these subsidiaries (the "Guarantor Subsidiaries"). The following summarized financial information presents the financial position for the Company and Guarantor Subsidiaries as of March 31, 2001 and December 31, 2000 and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. Separate financial statements of the Guarantor Subsidiaries have not been presented because management believes they are not material to investors.

                           ANTHONY CRANE RENTAL, L.P.

                                 (In thousands)


7. Subsidiary Guarantors (continued)

   Effective December 31, 2000, Carlisle Equipment Group, L.P. and Carlisle G.P., L.L.C. (collectively referred to as "Carlisle"), a wholy-owned subsidiary of the Company entered into a Deed of Distribution and Assumption of Liabilities, distributing all of its assets to the Company. Accordingly, Carlisle will no longer be a separate subsidiary of the Company.

   The following table summarizes the financial position, results of operations and cash flows for Holdings, the Company and its guarantor subsidiaries as of and for the three months ended March 31, 2001:

                                                March 31, 2001
                               --------------------------------------------------
                                              Other
                               Operating    Guarantor   Intercompany
                                Company    Subsidiaries Eliminations Consolidated
                               ---------  ------------- ------------ ------------
                                                  (Unaudited)
BALANCE SHEET
Assets:
Total current assets.........  $ 91,402      $ 6,547      $ (2,984)    $ 94,965
Investment in subsidiaries...    20,408           --       (20,408)          --
Rental equipment, net of
 accumulated depreciation....   494,958       16,299            --      511,257
Property and equipment, net
 of accumulated
 depreciation................    69,498          983            --       70,481
Other assets.................   110,788           12            --      110,800
                               --------      -------      --------     --------
 Total assets................  $787,054      $23,841      $(23,392)    $787,503
                               ========      =======      ========     ========
Liabilities and partners'
 capital (deficit):
Total current liabilities....  $ 43,238      $ 3,433      $ (2,984)    $ 43,687
Long term debt, less current
 portion.....................   747,592           --            --      747,592
Other non-current
 liabilities.................     7,695           --            --        7,695
                               --------      -------      --------     --------
 Total liabilities...........   798,525        3,433        (2,984)     798,974
Partners' capital (deficit)..   (11,471)      20,408       (20,408)     (11,471)
                               --------      -------      --------     --------
 Total liabilities and
  partners' capital
  (deficit)..................  $787,054      $23,841      $(23,392)    $787,503
                               ========      =======      ========     ========
STATEMENTS OF OPERATIONS
Total revenues...............  $106,547      $ 7,135      $     --     $113,682
                               --------      -------      --------     --------
Total cost of revenues.......    76,868        3,177            --       80,045
Selling, general and
 administrative..............    20,949          576            --       21,525
                               --------      -------      --------     --------
Income from operations.......     8,730        3,382            --       12,112
Interest expense and other
 (income) expense, net.......    18,501           --            --       18,501
                               --------      -------      --------     --------
(Loss) income before taxes...    (9,771)       3,382            --       (6,389)
Provision for state taxes....        --           --            --           --
                               --------      -------      --------     --------
Net (loss) income............  $ (9,771)     $ 3,382      $     --     $ (6,389)
                               ========      =======      ========     ========
STATEMENTS OF CASH FLOWS
Net cash (used in) provided
 by operating activities.....  $(13,794)     $ 1,344      $     --     $(12,450)
                               --------      -------      --------     --------
Net cash used in investing
 activities..................  $(16,347)     $(2,093)     $     --     $(18,440)
                               --------      -------      --------     --------
Net cash provided by
 financing activities........  $ 20,541      $    --      $     --     $ 20,541
                               --------      -------      --------     --------

                           ANTHONY CRANE RENTAL, L.P.

                                 (In thousands)

7. Subsidiary Guarantors (continued)

   The following table summarizes the financial position for the Company and its guarantor subsidiaries as of December 31, 2000, and results of operations and cash flows for the three months ended March 31, 2000.

                                              December 31, 2000
                          ------------------------------------------------------------
                                                   Other
                          Operating              Guarantor   Intercompany
                           Company   Carlisle   Subsidiaries Eliminations Consolidated
                          ---------  --------  ------------- ------------ ------------
BALANCE SHEET
Assets:
Total current assets....  $ 93,171   $    --      $ 4,843      $ (2,932)    $ 95,082
Investment in
 subsidiaries...........    17,026        --           --       (17,026)          --
Rental equipment, net of
 accumulated
 depreciation...........   496,121        --       15,020            --      511,141
Property and equipment,
 net of accumulated
 depreciation...........    70,049        --          994            --       71,043
Other assets............   113,153        --           23            --      113,176
                          --------   -------      -------      --------     --------
 Total assets...........  $789,520   $    --      $20,880      $(19,958)    $790,442
                          ========   =======      =======      ========     ========
Liabilities and
 partners' capital
 (deficit):
Total current
 liabilities............  $ 56,465   $    --      $ 3,854      $ (2,932)    $ 57,387
Long term debt, less
 current portion........   729,250        --           --            --      729,250
Other non-current
 liabilities............     8,009        --           --            --        8,009
                          --------   -------      -------      --------     --------
 Total liabilities......   793,724        --        3,854        (2,932)     794,646
Partners' capital
 (deficit)..............    (4,204)       --       17,026       (17,026)      (4,204)
                          --------   -------      -------      --------     --------
 Total liabilities and
  partners' capital
  (deficit).............  $789,520   $    --      $20,880      $(19,958)    $790,442
                          ========   =======      =======      ========     ========
                                                March 31, 2000
                          ------------------------------------------------------------
                                                 (Unaudited)
STATEMENT OF OPERATIONS
Total revenues..........  $ 69,786   $27,098      $ 3,146      $ (2,445)    $ 97,585
                          --------   -------      -------      --------     --------
Total cost of revenues..    46,273    19,834        1,424        (2,445)      65,086
Selling, general and
 administrative.........    14,757     4,367          220            --       19,344
                          --------   -------      -------      --------     --------
Income from operations..     8,756     2,897        1,502            --       13,155
Interest expense and
 other (income) expense,
 net....................    11,799     5,177          449            --       17,425
                          --------   -------      -------      --------     --------
(Loss) income before
 taxes..................    (3,043)   (2,280)       1,053            --       (4,270)
Provision for state
 taxes..................       100        --           --            --          100
                          --------   -------      -------      --------     --------
Net (loss) income.......  $ (3,143)  $(2,280)     $ 1,053      $     --     $ (4,370)
                          ========   =======      =======      ========     ========

                                                March 31, 2000
                          ------------------------------------------------------------
                                                 (Unaudited)
STATEMENT OF CASH FLOWS
Net cash (used in)
 provided by operating
 activities.............  $ (9,964)  $ 1,090      $ 1,426      $ (1,944)    $ (9,392)
                          --------   -------      -------      --------     --------
Net cash used in
 investing activities...  $(10,627)  $(1,113)     $(1,495)     $  1,944     $(11,291)
                          --------   -------      -------      --------     --------
Net cash provided by
 (used in) financing
 activities.............  $ 15,599   $   (17)     $    --      $     --     $ 15,582
                          --------   -------      -------      --------     --------

                           ANTHONY CRANE RENTAL, L.P.

                                 (In thousands)


8. Operating Segment Information

   The Company identifies and manages its business as two operating segments, equipment rentals and equipment sales.

   The equipment rentals segment is engaged in the rental of cranes and other heavy equipment primarily for industrial maintenance and construction to a variety of companies in the petrochemical, paper, steel, power generation, telecommunication, mining and multiple other industries, throughout the United States. The equipment sales segment sells new and used equipment to commercial construction, industrial and residential users.

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

   The table below presents information about reported segments for the three months ended March 31, 2001 and 2000.


                                                    Equipment Equipment
                                                     Rentals    Sales    Total
                                                    --------- --------- --------
                                                            (Unaudited)
Three months ended,
 March 31, 2001:
  Revenues......................................... $103,972   $ 9,710  $113,682
  EBITDA........................................... $ 29,245   $  (165) $ 29,080
 March 31, 2000:
  Revenues......................................... $ 85,471   $12,114  $ 97,585
  EBITDA........................................... $ 26,441   $   307  $ 26,748

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

   Equipment Rental Revenues: Revenues from equipment rentals increased $18.5 million, or 21.6% to $104.0 million for the quarter ended March 31, 2001, as compared to $85.5 million for the same period in the prior year. This increase is primarily the result of incremental revenues generated by the acquisitions completed in 2000, as well as internal growth from the Company's existing yards and new yards opened during the year. Management has continued to note increased revenues generated from the Company's petrochemical customers.

   Equipment Sales: Revenues from equipment sales decreased $2.4 million, or 19.8% to $9.7 million for the quarter ended March 31, 2001, as compared to $12.1 million for the same period in the prior year. Management has noted a decrease in activity in sales of new equipment as well as softer pricing.

   Total Revenues: Based on the foregoing, total revenues increased $16.1 million, or 16.5%, to $113.7 million for the quarter ended March 31, 2001, as compared to $97.6 million for the same period in the prior year.

   Gross Profit: Gross profit from equipment rentals increased $2.4 million, or 7.8%, to $33.0 million for the quarter ended March 31, 2001, as compared to $30.6 million for the same period in the prior year. As a percent of equipment rental revenues, gross profit from equipment rentals decreased to 31.7% for the quarter ended March 31, 2001, as compared to 35.8% for the same period in the prior year. This decrease in gross profit margin percentage is primarily the result of an increased percentage of operated and maintained rentals in relation to total rentals. Operated and maintained rentals have variable labor costs and, accordingly, lower gross profit margins. Additionally, the gross profit margin percentage decreased due to an increase in depreciation expense on rental assets resulting from the acquisitions completed in 2000 and the Company's continued investment in rental equipment.

   Gross profit from equipment sales decreased $1.3 million, or 67.4% to $.6 million for the quarter ended March 31, 2001, as compared to $1.9 million for the same period in the prior year. As a percent of equipment sales revenues, gross profit from equipment sales decreased to 6.5% for the quarter ended March 31, 2001, as compared to 16.0% for the same period in the prior year. This decrease reflects lower sales prices generated from equipment sales during the quarter. This decrease in price is attributable to the age and type of equipment being sold under the Company's fleet management program, as well as market conditions.

   Based on the foregoing, total gross profit increased $1.1 million, or 3.3%, to $33.6 million for the quarter ended March 31, 2001, as compared to $32.5 million for the same period in the prior year.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $2.2 million, or 11.3%, to $21.5 million for the quarter ended March 31, 2001, as compared to $19.3 million for the same period in the prior year. This increase is primarily the result of an increase in employee related costs, depreciation expense on non-rental assets and amortization expense resulting from the acquisitions completed in 2000, as well as internal growth. As a percent of total revenues, selling, general and administrative expenses decreased to 18.9% for the quarter ended March 31, 2001, as compared to 19.8% for the same period in the prior year.

   Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) increased $2.3 million, or 8.7%, to $29.1 million for the quarter ended March 31, 2001, as compared to $26.7 million for the same period in the prior year. EBITDA from equipment rentals (as further defined to exclude gains on the sale of new equipment) increased $3.6 million, or 14.4%, to $28.5 million for the quarter ended March 31, 2001, as compared to $24.9 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations decreased to 27.4% for the quarter ended March 31, 2001 as compared to 29.1% for the same period in the prior year. This decrease is due to the factors discussed above.

   Interest Expense: Interest expense increased $1.3 million, or 7.3%, to $18.6 million for the quarter ended March 31, 2001, as compared to $17.4 million for the same period in the prior year. This increase reflects the higher level of borrowings outstanding attributable to the acquisitions completed in 2000 as well as the Company's continued investment in rental equipment.

   Net Loss: Net loss increased $2.0 million, or 46.2%, to $6.4 million for the quarter ended March 31, 2001, as compared to $4.4 million for the same period in the prior year, as a result of the factors discussed above.

 Liquidity and Capital Resources

   Net cash used in operating activities for the quarter ended March 31, 2001 increased by $3.1 million to $12.5 million from a use of cash of $9.4 million for the quarter ended March 31, 2000. This increase was primarily the result of a increase in net loss as well as an increase in accounts receivable and a decrease in accounts payable and accrued liabilities.

   During the quarters ended March 31, 2001 and 2000, the Company's principal use of cash for investing activities was for capital expenditures, including expenditures for rental equipment. Total gross capital expenditures for these periods were $24.0 million and $6.1 million, respectively. Included in these totals were expenditures for rental equipment totaling $22.1 million and $4.8 million, respectively. These expenditures were made to increase the Company's total investment in the rental fleet and to replace sold used rental equipment. Proceeds from the sale of assets totaled $6.2 million and $7.0 million for the three months ended March 31, 2001 and 2000, respectively. In addition, the Company used $11.3 million during the quarter ended March 31, 2000 in the purchase of various businesses.

   Net cash provided by financing activities during the quarter ended March 31, 2001 was $20.5 million, an increase of 31.8% compared to $15.6 million for the quarter ended March 31, 2000. The increase in net cash provided by financing activities was due to an increase in net borrowings to fund capital expenditures and working capital.

   The Company has no long-term minimum purchase commitments for rental equipment. In the quarters ended March 31, 2001 and 2000, the Company incurred funding requirements of approximately $.8 million related to a sale/leaseback transaction entered into in December 1996. This transaction will require annual payments of approximately $3.1 million through January 2004.

   In connection with the Company's recapitalization on July 22, 1998, the Company and Holdings incurred significant amounts of debt with interest and principal payments on the Discount Debentures, the Senior Notes and under the Senior Credit Facilities representing significant obligations of the Company and Holdings. Holdings' operations are conducted through its subsidiaries and Holdings is, therefore, dependent upon the cash flow of its subsidiaries, including the Company, to meet its debt service obligations. The Company's liquidity needs relate to working capital, debt service, capital expenditures and potential acquisitions.

   The Company intends to fund its working capital, capital expenditures, acquisitions and debt service requirements through cash flows generated from operations and borrowings under the Senior Credit Facilities. The Senior Credit Facilities consist of a $425.0 million, non-amortizing Revolving Credit Facility of which a net amount of $298.0 million was drawn at March 31, 2001, a $50.0 million non-amortizing Term Loan and a $250.0 million First Priority Term Loan. Amounts under the Revolving Credit Facility will be available on a revolving basis during the period commencing on July 22, 1998 (the date of the closing) and ending on the sixth anniversary of the closing. As of March 31, 2001, based on the Company's borrowing base as determined in the Senior Credit Facility, the Company's remaining availability on the revolving facility was $25.3 million.

   The Senior Credit Facilities, the Senior Notes and the Discount Debentures contain certain covenants that limit, among other things, the ability of the Company and Holdings to: (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio. At March 31, 2001, the Company was in full compliance with the financial covenants, including with respect to the minimum interest coverage ratio.

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

                                    PART II

ITEM 1. Legal Proceedings

   The Company is a party to a number of lawsuits and claims arising out of the ordinary course of business.

   The Company is currently under audit for certain state sales and use tax liabilities and has received a proposed assessment from a state taxing authority in the amount of $2.4 million. The Company has recorded a liability of approximately $1.2 million, $0.8 million of which has been capitalized to rental equipment, as management believes the assessment contains certain errors. The liability recorded represents management's best estimate of the ultimate liability. Management is presently reviewing its liability with the respective state taxing authority.

ITEM 6. Exhibits and Reports on Form 8-K

A. INDEX TO EXHIBITS

   None

B. REPORTS ON FORM 8-K

   None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, State of Pennsylvania, on May 9, 2001.

                                          Anthony Crane Rental, L.P.

                                          By:  /s/ Jeffrey J. Fenton
                                             ----------------------------------
                                              Jeffrey J. Fenton
                                              Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on May 9, 2001.

                                          By:  /s/ William F. Fabrizio
                                             ----------------------------------
                                              William F. Fabrizio
                                              Chief Financial Officer