Form 10-Q
period 2001-09-30
ANTHONY CRANE RENTAL LP
filed 2001-11-14
CIK 1070313

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

  For the quarterly period ended September 30, 2001

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

   Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Aggregate market value of voting partnership interests held by non-affiliates as of November 13, 2001: not applicable.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q. [X]

   Number of common partnership interests outstanding as of November 13, 2001:
100

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANTHONY CRANE RENTAL, L.P.

                         QUARTERLY REPORT ON FORM 10-Q
               For the Quarterly Period Ended September 30, 2001

                               TABLE OF CONTENTS

                                     Part I

ITEM 1Index to Condensed Consolidated Financial Statements................   2

ITEM 2Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  15

                                    Part II

ITEM 1Legal Proceedings...................................................  19

ITEM 2Changes in Securities...............................................   *

ITEM 3Defaults Upon Senior Securities.....................................   *

ITEM 4Submission of Matters to a Vote of Security Holders.................   *

ITEM 5Other Information...................................................   *

ITEM 6Index to Exhibits and Reports on Form 8-K...........................  19

    Signatures............................................................  20

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

                                     PART I

ITEM 1.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Condensed Consolidated Balance Sheets as of September 30, 2001
 (Unaudited) and December 31, 2000.......................................    3

Condensed Consolidated Statements of Operations for the Three Months
 Ended September 30, 2001 and 2000 (Unaudited)...........................    4

Condensed Consolidated Statements of Operations for the Nine Months Ended
 September 30, 2001 and 2000 (Unaudited).................................    5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
 September 30, 2001 and 2000 (Unaudited).................................    6

Notes to Condensed Consolidated Financial Statements.....................    7

                           ANTHONY CRANE RENTAL, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                      September 30, December 31,
                                                          2001          2000
                                                      ------------- ------------
                                                       (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents.........................    $ 28,750      $ 13,135
  Trade accounts receivable, net of allowance for
   doubtful accounts of $3,260 and $3,960,
   respectively.....................................      70,148        72,317
  Other receivables.................................       3,588         3,757
  Prepaid expenses and deposits.....................       5,187         5,873
                                                        --------      --------
    Total current assets............................     107,673        95,082
  Rental equipment, net.............................     503,636       511,141
  Property and equipment, net.......................      62,228        71,043
  Intangible assets, net............................      80,763        84,451
  Debt issuance costs, net..........................      19,278        22,934
  Investment in joint venture.......................       7,105         5,108
  Other assets......................................         655           683
                                                        --------      --------
    Total assets....................................    $781,338      $790,442
                                                        ========      ========

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
  Accounts payable--trade...........................    $ 17,725      $ 23,304
  Accrued interest..................................       8,473        15,130
  Accrued wages and employee benefits...............       5,852         7,557
  Accrued taxes, other than income taxes............       1,996         2,444
  Other accrued liabilities.........................       6,020         5,773
  Current portion of long-term debt (Note 5)........       2,685         2,500
  Current portion of capital lease obligations (Note
   6)...............................................         609           679
                                                        --------      --------
    Total current liabilities.......................      43,360        57,387
Long term debt, less current portion (Note 5).......     758,201       729,250
Long-term obligation under capital leases (Note 6)..       2,766         3,217
Note payable to Bain................................         604           576
Other non-current liabilities.......................       3,388         4,216
                                                        --------      --------
    Total liabilities...............................     808,319       794,646
                                                        --------      --------
Partners' deficit:
  Holding capital...................................     (24,742)       (2,762)
  Partners' receivable..............................      (2,277)       (1,514)
  Accumulated other comprehensive income............          38            72
                                                        --------      --------
    Total partners' deficit.........................     (26,981)       (4,204)
                                                        --------      --------
Total liabilities and partners' deficit.............    $781,338      $790,442
                                                        ========      ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                              Three Months
                                                             Ended September
                                                                   30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                               (Unaudited)
Revenues:
  Equipment rentals........................................ $ 96,481  $ 93,277
  Equipment sales..........................................    5,108     6,793
                                                            --------  --------
    Total revenues.........................................  101,589   100,070
                                                            --------  --------
Cost of revenues:
  Cost of equipment rentals................................   68,284    56,029
  Cost of equipment sales..................................    5,312     6,048
                                                            --------  --------
    Total cost of revenues.................................   73,596    62,077
                                                            --------  --------
Gross profit...............................................   27,993    37,993
Selling, general and administrative expenses...............   22,168    18,922
                                                            --------  --------
Income from operations.....................................    5,825    19,071
Interest expense...........................................   16,311    19,338
Other (income) expense, net................................     (350)        2
                                                            --------  --------
Loss before taxes..........................................  (10,136)     (269)
                                                            --------  --------
(Benefit) provision for state taxes........................     (182)       --
                                                            --------  --------
Net loss................................................... $ (9,954) $   (269)
                                                            ========  ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                               (Unaudited)
Revenues:
  Equipment rentals........................................ $298,670  $268,013
  Equipment sales..........................................   22,741    28,805
                                                            --------  --------
    Total revenues.........................................  321,411   296,818
                                                            --------  --------
Cost of revenues:
  Cost of equipment rentals................................  206,127   165,659
  Cost of equipment sales..................................   21,974    24,587
                                                            --------  --------
    Total cost of revenues.................................  228,101   190,246
                                                            --------  --------
Gross profit...............................................   93,310   106,572
Selling, general and administrative expenses...............   64,598    57,508
                                                            --------  --------
Income from operations.....................................   28,712    49,064
Interest expense...........................................   52,656    55,287
Other (income) expense, net................................   (1,532)      116
                                                            --------  --------
Loss before taxes..........................................  (22,412)   (6,339)
                                                            --------  --------
(Benefit) provision for state taxes........................     (432)      200
                                                            --------  --------
Net loss................................................... $(21,980) $ (6,539)
                                                            ========  ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                Nine Months
                                                              Ended September
                                                                    30,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
                                                                (Unaudited)
Net cash provided by operating activities.................... $24,513  $28,328
                                                              -------  -------
Cash flows from investing activities:
  Cash paid for business acquisitions, net of cash acquired..  (4,844) (20,654)
  Investment in joint venture................................  (1,574)      --
  Proceeds from sale of fixed assets, including rental
   equipment.................................................  14,017   13,558
  Capital expenditures....................................... (42,917) (59,330)
  Purchase of intangibles....................................  (1,064)  (1,663)
  Other......................................................    (208)    (257)
                                                              -------  -------
    Net cash used in investing activities.................... (36,590) (68,346)
                                                              -------  -------
Cash flows from financing activities:
  Change in book overdraft...................................      --   (4,250)
  Proceeds from issuance of debt.............................  91,101   71,500
  Payments on debt........................................... (61,965) (28,375)
  Payments under capital leases..............................    (521)    (806)
  Loans to partners..........................................    (923)      --
                                                              -------  -------
    Net cash provided by financing activities................  27,692   38,069
                                                              -------  -------
Net increase (decrease) in cash and cash equivalents.........  15,615   (1,949)
Cash and cash equivalents, beginning of period...............  13,135    8,980
                                                              -------  -------
Cash and cash equivalents, end of period..................... $28,750  $ 7,031
                                                              =======  =======
Noncash investing and financing activities:
  Expenditures for rental equipment purchases included in
   accounts payable.......................................... $ 1,886  $ 5,690
                                                              =======  =======
  Noncash rental equipment transfers......................... $    --  $ 1,577
                                                              =======  =======


     The accompanying notes are an integral part of the condensed financial statements.

                           ANTHONY CRANE RENTAL, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (In thousands)

1.Description of Business

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

2.Basis of Presentation

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

   In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair presentation of the results of operations of these interim periods have been included. The net loss for the three and nine month periods ended September 30, 2001 is not necessarily indicative of the results to be expected for the full fiscal year. The management discussion and analysis, which follows these notes, contains additional information on the results of operations and financial position of the Company. Those comments should be read in conjunction with these financial statements.

3.Impact of Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards require that all business combinations be accounted for using the purchase method and that all goodwill not be amortized, but tested periodically for impairment and provide guidelines for new disclosure requirements. The standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units, and goodwill impairment testing. The provisions of SFAS No. 141 and SFAS No. 142 apply to all business combinations after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets are required to be implemented effective January 1, 2002. Management has not completed its evaluation of the impact of the standards on the consolidated financial statements but has determined that the implementation of SFAS No. 142 will have a material impact on the consolidated financial statements upon adoption.

                           ANTHONY CRANE RENTAL, L.P.

                                 (In thousands)


4. Cash Flow Statement

   Supplemental cash flow information with respect to acquisitions was as follows for the nine months ended September 30:

Details of Acquisitions:

                                                                  2001   2000
                                                                 ------ -------
   Fair value of assets acquired, net of cash acquired.......... $4,844 $26,133
   Fair value of liabilities assumed............................     --  (5,479)
                                                                 ------ -------
   Cash paid for acquisitions................................... $4,844 $20,654
                                                                 ====== =======

5.Long-Term Debt

   Long-term debt consists of the following:

                                                     September 30, December 31,
                                                         2001          2000
                                                     ------------- ------------
   10 3/8% Company Senior Notes, due 2008 (A).......   $155,000      $155,000
   Senior Credit Facility of the Company (B)
     Revolving Credit Facility......................    310,000       280,500
     Term Loan......................................     50,000        50,000
     First Priority Term Loan.......................    244,375       246,250
   Equipment Note Payable (C).......................      1,511            --
                                                       --------      --------
                                                       $760,886      $731,750
   Less current portion of long-term debt...........      2,685         2,500
                                                       --------      --------
                                                       $758,201      $729,250
                                                       ========      ========

--------
(A) The Senior Notes of $155 million were issued in connection with the Company's recapitalization on July 22, 1998, and will mature on August 1, 2008. Interest on the Senior Notes accrues at the rate of 10 3/8% per annum from the issue date and is payable semi-annually.

  The Senior Notes are not redeemable prior to August 1, 2003. Thereafter, the Senior Notes may be redeemed at any time at the option of the Company at premium percentages ranging between approximately 105% and 102% (based on the year of redemption) if redeemed after August 1, 2003, but before August 1, 2006. Subsequent to August 1, 2006, the Senior Notes may be redeemed at no premium to the Company. Notwithstanding the foregoing, at any time prior to August 1, 2001, the Company may on any one or more occasions redeem a total of up to 35% of the aggregate principal amount of the Senior Notes originally issued under the Senior Note Indenture at a redemption price of approximately 110 3/8% of the principal if that redemption is paid for with the proceeds of an equity offering. No redemption has occurred.

  The Senior Note Indenture contains certain restrictive covenants that limit, among other things, the ability of the Company to make distributions, incur additional indebtedness, consolidate or sell substantially all of its assets, and enter into transactions with related parties.

(B) The Senior Credit Facilities consist of a $425.0 million six-year non-amortizing Revolving Credit Facility, a $50.0 million eight-year non-amortizing Term Loan and a $250.0 million seven-year First Priority Term Loan. The Revolving Credit Facility is available on a revolving basis subject to a borrowing base during the period commencing on the date of the Closing of the recapitalization transaction (July 22, 1998) and ending on the date that is six years after the date of the Closing. At the Company's option, loans made

                           ANTHONY CRANE RENTAL, L.P.

                                 (In thousands)

5.Long-Term Debt (continued)

  under the Revolving Credit Facility bear interest at either (i) the Base Rate (defined as the highest of the rate of interest announced publicly by Fleet National Bank from time to time as its prime rate or the Federal funds effective rate from time to time plus 0.50%) plus a margin of 1.5%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus a margin of 2.5%, subject to adjustment based on a leverage test. The Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 2.50%, or (ii) the reserve-adjusted LIBOR Rate plus a margin of 3.50%. The First Priority Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 2.25%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted LIBOR Rate plus a margin of 3.25%, subject to adjustment based on a leverage test.

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

  The aggregate principal debt maturities of long-term debt for the next five years are as follows:

   2001................................................................ $    669
   2002................................................................    2,689
   2003................................................................    2,705
   2004................................................................  312,724
   2005................................................................  236,494
   Thereafter..........................................................  205,605
                                                                        --------
                                                                        $760,886
                                                                        ========

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)


6. Lease Commitments

   In connection with the acquisitions completed in 2000 and 1999, the Partnership assumed certain obligations related to capital leases.

   The following is a schedule of future minimum lease payments under the capital lease agreements together with the present value of the net minimum lease payments as of June 30, 2001:

Year ending December 31:
------------------------
2001.................................................................... $  192
2002....................................................................    823
2003....................................................................    785
2004....................................................................    892
2005....................................................................    240
Thereafter..............................................................  1,125
                                                                         ------
Total minimum lease payments............................................  4,057
Less amount representing interest.......................................    682
                                                                         ------
Present value of minimum lease payments.................................  3,375
Less current portion....................................................    609
                                                                         ------
                                                                         $2,766
                                                                         ======

   Included in rental equipment is cost and accumulated depreciation for these leased assets of approximately $3,859 and $628, respectively, at September 30, 2001 and $4,266 and $455, respectively, at December 31, 2000.

7. Business Combinations

   On July 2, 2001, the Company acquired certain assets of Head & Engquist Equipment, L.L.C., doing business as South Texas Equipment Company. The aggregate purchase price was $4.8 million in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired, principally equipment, based on their estimated fair values at the date of acquisition, and a non-compete agreement. There was no goodwill recorded as a result of this acquisition.

8. Contingencies

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

   The Company has received a proposed assessment from a state taxing authority in the amount of $2.4 million, including interest and penalties of $0.5 million and $0.2 million, respectively, as a result of a state sales and use tax audit. During the first quarter 2001, the Company recorded a liability of approximately $1.2 million, of which $0.8 million represents sales tax and therefore has been capitalized to rental equipment. The liability recorded represents management's best estimate of the ultimate liability, as management believes the assessment contains certain errors. Management is presently reviewing the assessment with the respective state taxing authority.

                           ANTHONY CRANE RENTAL, L.P.

                                 (In thousands)


9. Subsidiary Guarantors

   All of the Company's subsidiaries are wholly owned and all of the outstanding debt under the Company's Senior Notes and Senior Credit Facility are guaranteed on a full, unconditional and joint and several basis by all of these subsidiaries (the "Guarantor Subsidiaries"). The following summarized financial information presents the financial position for Holdings, the Company and Guarantor Subsidiaries as of September 30, 2001 and December 31, 2000, the results of operations for the three and nine month periods ended September 30, 2001 and 2000 and cash flows for the nine month periods ended September 30, 2001 and 2000. Separate financial statements of the Guarantor Subsidiaries have not been presented because management believes they are not material to investors.

   Effective December 31, 2000, Carlisle Equipment Group, L.P. and Carlisle G.P., L.L.C. (collectively referred to as "Carlisle"), a wholly-owned subsidiary of the Company entered into a Deed of Distribution and Assumption of Liabilities, distributing all of its assets to the Company. Accordingly, Carlisle is no longer a separate subsidiary of the Company.

   The following table summarizes the financial position for the Company and its guarantor subsidiaries as of September 30, 2001 and December 31, 2000.

                                             September 30, 2001
                              -------------------------------------------------
                                            Other
                              Operating   Guarantor   Intercompany
                               Company   Subsidiaries Eliminations Consolidated
                              ---------  ------------ ------------ ------------
                                                (Unaudited)
BALANCE SHEETS
Assets:
Total current assets........  $103,956     $10,676      $ (6,959)    $107,673
Investment in subsidiaries..    25,677          --       (25,677)          --
Rental equipment, net of
 accumulated depreciation...   489,222      14,414            --      503,636
Property and equipment, net
 of accumulated
 depreciation...............    61,199       1,029            --       62,228
Other assets................   107,801          --            --      107,801
                              --------     -------      --------     --------
  Total assets..............  $787,855     $26,119      $(32,636)    $781,338
                              ========     =======      ========     ========
Liabilities and partners'
 deficit:
Total current liabilities...  $ 49,877     $   442      $ (6,959)    $ 43,360
Long term debt, less current
 portion....................   758,201          --            --      758,201
Other non-current
 liabilities................     6,758          --            --        6,758
                              --------     -------      --------     --------
  Total liabilities.........   814,836         442        (6,959)     808,319
Partners' deficit...........   (26,981)     25,677       (25,677)     (26,981)
                              --------     -------      --------     --------
  Total liabilities and
   partners' deficit........  $787,855     $26,119      $(32,636)    $781,338
                              ========     =======      ========     ========

                                             December 31, 2001
                              -------------------------------------------------
Assets:
Total current assets........  $ 93,171     $ 4,843      $ (2,932)    $ 95,082
Investment in subsidiaries..    17,026          --       (17,026)          --
Rental equipment, net of
 accumulated depreciation...   496,121      15,020            --      511,141
Property and equipment, net
 of accumulated
 depreciation...............    70,049         994            --       71,043
Other assets................   113,153          23            --      113,176
                              --------     -------      --------     --------
  Total assets..............  $789,520     $20,880      $(19,958)    $790,442
                              ========     =======      ========     ========
Liabilities and partners'
 deficit:
Total current liabilities...  $ 56,465     $ 3,854      $ (2,932)    $ 57,387
Long term debt, less current
 portion....................   729,250          --            --      729,250
Other non-current
 liabilities................     8,009          --            --        8,009
                              --------     -------      --------     --------
  Total liabilities.........   793,724       3,854        (2,932)     794,646
Partners' deficit...........    (4,204)     17,026       (17,026)      (4,204)
                              --------     -------      --------     --------
  Total liabilities and
   partners' deficit........  $789,520     $20,880      $(19,958)    $790,442
                              ========     =======      ========     ========

                           ANTHONY CRANE RENTAL, L.P.

                                 (In thousands)


9. Subsidiary Guarantors (continued)

   The following table summarizes the results of operations for the Company and its guarantor subsidiaries for the three and nine-month periods ended September 30, 2001 and 2000.

                                                  Other
                          Operating             Guarantor     Interco.
                           Company   Carlisle  Subsidiaries Eliminations Consolidated
                          ---------  --------  ------------ ------------ ------------
                                                 (Unaudited)
STATEMENTS OF OPERATIONS
Total revenues..........  $ 96,693   $    --     $ 4,896      $    --      $101,589
                          --------   -------     -------      -------      --------
Total cost of revenues..    71,503        --       2,093           --        73,596
Selling, general and
 administrative.........    21,665        --         503           --        22,168
                          --------   -------     -------      -------      --------
Income from operations..     3,525        --       2,300           --         5,825
Interest expense and
 other (income) expense,
 net....................    15,961        --          --           --        15,961
                          --------   -------     -------      -------      --------
(Loss) income before
 taxes..................   (12,436)       --       2,300           --       (10,136)
Benefit for state
 taxes..................      (182)       --          --           --          (182)
                          --------   -------     -------      -------      --------
Net (loss) income.......  $(12,254)  $    --     $ 2,300      $    --      $ (9,954)
                          ========   =======     =======      =======      ========

                                    Three Months Ended September 30, 2000
                          -----------------------------------------------------------
                                                 (Unaudited)
Total revenues..........  $ 66,818   $31,072     $ 4,056      $(1,876)     $100,070
                          --------   -------     -------      -------      --------
Total cost of revenues..    41,200    20,878       1,875       (1,876)       62,077
Selling, general and
 administrative.........    14,110     4,385         427           --        18,922
                          --------   -------     -------      -------      --------
Income from operations..    11,508     5,809       1,754           --        19,071
Interest expense and
 other (income) expense,
 net....................    12,753     6,041         546           --        19,340
                          --------   -------     -------      -------      --------
(Loss) income before
 taxes..................    (1,245)     (232)      1,208           --          (269)
Provision for state
 taxes..................        --        --          --           --            --
                          --------   -------     -------      -------      --------
Net (loss) income.......  $ (1,245)  $  (232)    $ 1,208      $    --      $   (269)
                          ========   =======     =======      =======      ========
                                    Nine Months Ended September 30, 2001
                          -----------------------------------------------------------
                                                 (Unaudited)
Total revenues..........  $302,989   $    --     $18,422      $    --      $321,411
                          --------   -------     -------      -------      --------
Total cost of revenues..   219,922        --       8,179           --       228,101
Selling, general and
 administrative.........    63,000        --       1,598           --        64,598
                          --------   -------     -------      -------      --------
Income from operations..    20,067        --       8,645           --        28,712
Interest expense and
 other (income) expense,
 net....................    51,130        --          (6)          --        51,124
                          --------   -------     -------      -------      --------
(Loss) income before
 taxes..................   (31,063)       --       8,651           --       (22,412)
Benefit for state
 taxes..................      (432)       --          --           --          (432)
                          --------   -------     -------      -------      --------
Net (loss) income.......  $(30,631)  $    --     $ 8,651      $    --      $(21,980)
                          ========   =======     =======      =======      ========

                                    Nine Months Ended September 30, 2000
                          -----------------------------------------------------------
                                                 (Unaudited)
Total revenues..........  $202,083   $90,061     $10,872      $(6,198)     $296,818
                          --------   -------     -------      -------      --------
Total cost of revenues..   130,494    61,073       4,877       (6,198)      190,246
Selling, general and
 administrative.........    42,901    13,382       1,225           --        57,508
                          --------   -------     -------      -------      --------
Income from operations..    28,688    15,606       4,770           --        49,064
Interest expense and
 other (income) expense,
 net....................    37,043    16,860       1,500           --        55,403
                          --------   -------     -------      -------      --------
(Loss) income before
 taxes..................    (8,355)   (1,254)      3,270           --        (6,339)
Provision for state
 taxes..................       200        --          --           --           200
                          --------   -------     -------      -------      --------
Net (loss) income.......  $ (8,555)  $(1,254)    $ 3,270      $    --      $ (6,539)
                          ========   =======     =======      =======      ========

                           ANTHONY CRANE RENTAL, L.P.

                                 (In thousands)


9. Subsidiary Guarantors (continued)

   The following table summarizes the cash flows for the Company and its guarantor subsidiaries for the nine months ended September 30, 2001 and 2000.

                                   Nine Months Ended September 30, 2001
                         -----------------------------------------------------------
                                                 Other
                         Operating             Guarantor   Intercompany
                          Company   Carlisle  Subsidiaries Eliminations Consolidated
                         ---------  --------  ------------ ------------ ------------
                                                (Unaudited)
STATEMENTS OF CASH
 FLOWS
Net cash provided by
 operating activities..  $ 16,590   $     --    $ 7,923      $     --     $ 24,513
                         --------   --------    -------      --------     --------
Net cash used in
 investing activities..  $(27,293)  $     --    $(9,297)     $     --     $(36,590)
                         --------   --------    -------      --------     --------
  Net cash provided by
   financing
   activities..........  $ 27,692   $     --    $    --      $     --     $ 27,692
                         ========   ========    =======      ========     ========

                                   Nine Months Ended September 30, 2000
                         -----------------------------------------------------------
                                                (Unaudited)
Net cash (used in)
 provided by operating
 activities............  $(12,446)  $ 21,904    $ 3,524      $ 15,346     $ 28,328
                         --------   --------    -------      --------     --------
Net cash used in
 investing activities..  $(25,915)  $(23,735)   $(3,350)     $(15,346)    $(68,346)
                         --------   --------    -------      --------     --------
Net cash provided by
 financing activities..  $ 37,876   $    193    $    --      $     --     $ 38,069
                         ========   ========    =======      ========     ========

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

                           ANTHONY CRANE RENTAL, L.P.

                                 (In thousands)


10. Operating Segment Information (continued)

   The table below presents information about reported segments for the three and nine-month periods ended September 30:

                                                    Equipment Equipment
                                                     Rentals    Sales    Total
                                                    --------- --------- --------
Three months ended,
 September 30, 2001:
  Revenues......................................... $ 96,481   $ 5,108  $101,589
  EBITDA........................................... $ 24,885   $  (480) $ 24,405
 September 30, 2000:
  Revenues......................................... $ 93,277   $ 6,793  $100,070
  EBITDA........................................... $ 34,445   $    62  $ 34,507
Nine months ended,
 September 30, 2001:
  Revenues......................................... $298,670   $22,741  $321,411
  EBITDA........................................... $ 82,685   $  (727) $ 81,958
 September 30, 2000:
  Revenues......................................... $268,013   $28,805  $296,818
  EBITDA........................................... $ 92,132   $   947  $ 93,079

   A reconciliation of total segment EBITDA to total consolidated loss before taxes, for the three and nine months ended September 30, is as follows.

                                                              2001      2000
                                                            --------  --------
Three months ended September 30,
Total EBITDA for reportable segments....................... $ 24,405  $ 34,507
Depreciation and amortization..............................  (17,828)  (15,453)
Interest...................................................  (16,311)  (19,338)
Net gain/loss on sales of used equipment...................     (464)       56
Other income (loss)........................................       62       (41)
                                                            --------  --------
Consolidated loss before taxes............................. $(10,136) $   (269)
                                                            ========  ========

Nine months ended September 30,
Total EBITDA for reportable segments....................... $ 81,958  $ 93,079
Depreciation and amortization..............................  (51,735)  (45,110)
Interest...................................................  (52,656)  (55,287)
Net gain/loss on sales of used equipment...................     (681)    1,073
Other income (loss)........................................      702      (294)
                                                            --------  --------
Consolidated loss before taxes............................. $(22,412) $ (6,539)
                                                            ========  ========

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

   Equipment Rental Revenues: Revenues from equipment rentals increased $3.2 million, or 3.4%, to $96.5 million for the quarter ended September 30, 2001, as compared to $93.3 million for the same period in the prior year. This increase is primarily the result of incremental revenues generated by the acquisitions completed in the second half of 2000.

   Equipment Sales: Revenues from equipment sales decreased $1.7 million, or 24.8%, to $5.1 million for the quarter ended September 30, 2001, as compared to $6.8 million for the same period in the prior year. This decrease is primarily the result of a decrease in volume of equipment sales under the Company's fleet management program.

   Total Revenues: Based on the foregoing, total revenues increased $1.5 million, or 1.5%, to $101.6 million for the quarter ended September 30, 2001, as compared to $100.1 million for the quarter ended September 30, 2000.

   Gross Profit: Gross profit from equipment rentals decreased $9.0 million, or 24.2%, to $28.2 million for the quarter ended September 30, 2001, as compared to $37.2 million for the same period in the prior year. As a percent of rental revenues, gross profit from equipment rentals decreased to 29.2% for the quarter ended September 30, 2001, as compared to 39.9% for the quarter ended September 30, 2000. This decrease in gross profit margins principally reflected the following factors. First, the Company experienced higher direct labor costs and direct operating costs as a result of softening markets and lower equipment utilization. Secondly, the lower gross profit margin percentage was also impacted to a lesser degree by higher depreciation expense on rental equipment as a result of the acquisitions completed in 2000 and 2001 and capital expenditures.

   Gross profit from equipment sales decreased $.9 million, or 127.4%, to $(.2) million for the quarter ended September 30, 2001, as compared to $.7 million for the same period in the prior year. As a percent of equipment sales, gross profit margin decreased from 11.0% for the quarter ended September 30, 2000, to (4.0)% for the quarter ended September 30, 2001. This decrease in gross profit reflects lower sales prices generated from equipment sales during the quarter. The decrease in price is due to the age and type of equipment being sold under the company's fleet management program as well as softer new equipment pricing.

   Based on the foregoing, gross profit decreased $10.0 million, or 26.3%, to $28.0 million for the quarter ended September 30, 2001, as compared to $38.0 million for the same period in the prior year.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $3.2 million, or 17.1%, to $22.2 million for the quarter ended September 30, 2001, as compared to $18.9 million for the same period in the prior year. This increase is primarily attributable to an increase in employee-related costs and facility costs for the Company. Additionally, the Company's insurance costs increased as a result of the tightening insurance market. As a percent of total revenues, selling, general and administrative expenses increased to 21.8% for the quarter ended September 30, 2001, as compared to 18.9% for the same period in the prior year.

   Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) decreased $10.1 million, or 29.4%, to $24.4 million for the quarter ended September 30, 2001, as compared to $34.5 million for the same period in the prior year. EBITDA from equipment rentals (as further defined to exclude gains on the sale of new equipment) decreased $9.6 million, or 28.4%, to $24.2 million for the quarter ended September 30, 2001, as compared to $33.8 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations decreased to 25.8% for the quarter ended September 30, 2001, as compared to 36.2% for the same period in the prior year. This decrease is due to the factors discussed above.

   Interest Expense: Interest expense decreased $3.0 million, or 15.7%, to $16.3 million for the quarter ended September 30, 2001, as compared to $19.3 million for the same period in the prior year. This decrease is primarily attributable to a decrease in interest rates during the period, offset by an increase in the outstanding debt levels as a result of acquisitions completed in the second half of 2000 and in July 2001 and the Company's continued investment in rental equipment.

   Net Loss: Net loss increased $9.6 million, to a net loss of $9.9 million for the quarter ended September 30, 2001, as compared to a net loss of $.3 million for the same period in the prior year, as a result of the factors discussed above.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

   Equipment Rental Revenues: Revenues from equipment rentals increased $30.7 million, or 11.4%, to $298.7 million for the nine months ended September 30, 2001, as compared to $268.0 million for the same period in the prior year. This increase is primarily the result of incremental revenues generated by the companies acquired in 2000, as well as internal growth of the Company's existing yards.

   Equipment Sales: Revenues from equipment sales decreased $6.1 million, or 21.0%, to $22.7 million for the nine months ended September 30, 2001, as compared to $28.8 million for the same period in the prior year. This decrease is primarily due to a decrease in sales volume for both new equipment and used equipment sold as part of the Company's fleet management program, as well as overall softer pricing.

   Total Revenues: Based on the foregoing, total revenues increased $24.6 million, or 8.3%, to $321.4 million for the nine months ended September 30, 2001, as compared to $296.8 million for the same period in the prior year.

   Gross Profit: Gross profit from equipment rentals decreased $9.8 million, or 9.6%, to $92.5 million for the nine months ended September 30, 2001, as compared to $102.3 million for the same period in the prior year. As a percent of equipment rental revenues, gross profit from equipment rentals decreased from 38.2% for the nine months ended September 30, 2000, compared to 31.0% for the nine months ended September 30, 2001. This decrease in gross profit margins principally reflected the following factors. First, the Company experienced higher direct labor costs as a result of a higher percentage of operated and maintained rentals. Operated and maintained rentals have a higher level of variable labor costs and, accordingly, lower gross margins associated with them. The Company was unable to fully pass on this increase in labor costs. In addition, recent decreases in utilization and softening markets further resulted in decreased gross margins. Finally the lower gross profit margin percentage was also impacted to a lesser degree by higher depreciation expense on rental equipment as a result of the acquisitions completed in 2000 and 2001 and capital expenditures.

   Gross Profit from equipment sales decreased $3.4 million, or 81.8%, to $.8 million for the nine months ended September 30, 2001, as compared to $4.2 million for the same period in the prior year. As a percent of equipment sales revenues, gross profit from equipment sales decreased to 3.4% for the nine months ended September 30, 2001, as compared to 14.6% for the same period in the prior year. This decrease in gross profit reflects lower sales prices generated from equipment sales during the quarter. The decrease in price is due to the age and type of equipment being sold under the Company's fleet management program as well as softer new equipment pricing.

   Based on the foregoing, gross profit decreased $13.3 million, or 12.4%, to $93.3 million for the nine months ended September 30, 2001, as compared to $106.6 million for the same period in the prior year.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $7.1 million, or 12.3%, to $64.6 million for the nine months ended September 30, 2001, as compared to $57.5 million for the same period in the prior year. This increase is primarily the result of an increase in employee-related costs and facility costs and amortization expense resulting from the acquisitions completed in 2000. Additionally, the Company's insurance costs increased as a result of the tightening insurance market. As a percent of revenues, selling, general and administrative expenses increased to 20.0% for the nine months ended September 30, 2001, as compared to 19.4% for the same period in the prior year.

   Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains on sales of used equipment) decreased $11.1 million, or 11.9%, to $82.0 million for the nine months ended September 30, 2001, as compared to $93.1 million for the same period in the prior year. EBITDA from equipment rentals (as further defined to exclude gains on the sale of new equipment) decreased $9.4 million, or 10.4% to $80.5 million for the nine months ended September 30, 2001, as compared to $89.9 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations decreased to 27.7% for the nine months ended September 30, 2001, as compared to 33.5% for the same period in the prior year. This decline in EBITDA margin is due to the factors discussed above.

   Interest Expense: Interest expense decreased $2.7 million, or 4.7%, to $52.6 million for the nine months ended September 30, 2001, as compared to $55.3 million for the same period in the prior year. This decrease reflects the effect of decreasing interest rates offset by higher level of borrowings outstanding attributable to the acquisitions completed in 2000 and July 2001, as well as the Company's continued investment in rental equipment.

   Net Loss: Net loss increased $15.5 million, to a net loss of $22.0 million for the nine months ended September 30, 2001, as compared to a net loss of $6.5 million for the same period in the prior year as a result of the factors discussed above.

 Liquidity and Capital Resources

   Net cash provided by operating activities decreased by $3.8 million, or 13.5%, to $24.5 million for the nine months ended September 30, 2001, as compared to $28.3 million for the same period in the prior year. This decrease is primarily the result of an increase in the net loss for the period, as well as a decrease in accounts payable during the period.

   During the nine months ended September 30, 2001 and 2000, the Company's principal uses of cash for investing activities was for capital expenditures, including expenditures for rental equipment. Total capital expenditures for these periods were $42.9 million and $59.3 million, respectively. Included in these totals were expenditures for rental equipment totaling $38.3 million and $51.4 million, respectively. These expenditures were made to increase the Company's total investment in the rental fleet and to replace sold used equipment. Proceeds from the disposition of assets totaled $14.0 million and $13.5 million for the nine months ended September 30, 2001 and 2000, respectively. In addition, cash expenditures for acquisitions totaled $4.8 and $20.7 million during the nine months ended September 30, 2001 and 2000, respectively.

   Net cash provided by financing activities during the nine months ended September 30, 2001 was $27.7 million, a decrease of $10.4 million, or 27.3%, compared to $38.1 million for the nine months ended September 30, 2000. The decrease in net cash provided by financing activities was due to a decrease in the net borrowings to fund acquisitions and capital expenditures.

   The Company has no long-term minimum purchase commitments for rental equipment. In the nine months ended September 30, 2001 and 2000, the Company incurred approximately $2.4 million related to a sale/leaseback transaction entered into in December 1996. This transaction will require annual payments of approximately $3.1 million through January 2004.

   In connection with the Company's recapitalization on July 22, 1998, the Company and Holdings incurred significant amounts of debt with interest and principal payments on the Discount Debentures, the Senior Notes and under the Senior Credit Facilities representing significant obligations of the Company and Holdings. Holdings' operations are conducted through it subsidiaries and Holdings is, therefore, dependent upon the cash flow of the subsidiaries, including the Company, to meet its debt obligations. The Company's liquidity needs relate to working capital, debt service, capital expenditures and potential acquisitions.

   The Company intends to fund its working capital, capital expenditures, acquisitions and debt service requirements through cash flows generated from operations and borrowings under the Senior Credit Facilities. The Senior Credit Facilities consist of a $425.0 million, non-amortizing Revolving Credit Facility of which a net amount of $310 million was drawn at September 30, 2001, a $50.0 million non-amortizing Term Loan and a $250.0 million First Priority Term Loan. Amounts under the Revolving Credit Facility will be available on a revolving basis through July 22, 2004. As of September 30, 2001, based on the Company's borrowing base as determined in the Senior Credit Facility, the Company's remaining availability on the revolving facility was $19.5 million.

   The Senior Credit Facilities, the Senior Notes and the Discount Debentures contain certain covenants that limit, among other things, the ability of the Company and Holdings to: (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio. At September 30, 2001, the Company was in full compliance with the financial covenants, including with respect to the minimum interest coverage ratio. Management believes the Company will be in compliance with the financial covenants at December 31, 2001. However, given the uncertain economic outlook, there is no certainty that the Company will be in compliance with the financial covenants. If the Company were not in compliance with these covenants and were unable to remedy the violation through an amendment, waiver or other means, the Company's business, financial condition and results of operations could be materially adversely affected.

 Impact of Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards require that all business combinations be accounted for using the purchase method and that all goodwill not be amortized, but tested periodically for impairment and provide guidelines for new disclosure requirements. The standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units, and goodwill impairment testing. The provisions of SFAS No. 141 and SFAS No. 142 apply to all business combinations after June 30, 2001. The provisions of SFAS No. 142 for existing goodwill and other intangible assets are required to be implemented effective January 1, 2002. Management has not completed its evaluation of the impact of the standards on the consolidated financial statements but has determined that the implementation of SFAS No. 142 will have a material impact on the consolidated financial statements upon adoption.

 Forward Looking Statements

   This report may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbor created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that such statements will prove to be accurate. Factors that could affect actual future results include the developments relating to the state sales and use tax audit and other claims related to investigations or lawsuits. Such factors also include the possibility that increased demand or prices for the Company's services may not occur or continue, changing economic and competitive conditions, technological risks and other risks, changing governmental regulations (including environmental rules and regulations) and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

   The Company is currently under audit for certain state sales and use tax liabilities and has received a proposed assessment from a state taxing authority in the amount of $2.4 million, including interest and penalties of $0.5 million and $0.2 million, respectively. The Company has recorded a liability of approximately $1.2 million, of which $0.8 million represents sales tax and therefore has been capitalized to rental equipment. The liability recorded represents management's best estimate of the ultimate liability, as management believes the assessment contains certain errors. Management is presently reviewing the assessment with the respective state taxing authority.

ITEM 6. Exhibits and Reports on Form 8-K

A.INDEX TO EXHIBITS

   None

B.REPORTS ON FORM 8-K

   None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, State of Pennsylvania, on November 13, 2001.

                                          ANTHONY CRANE RENTAL, L.P.

                                          /s/ Jeffrey J. Fenton
                                     By:_______________________________________
                                          Jeffrey J. Fenton
                                          Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person in the capacity indicated on November 13, 2001.

                                          /s/ Blake Harbaugh
                                     By:_______________________________________
                                          Blake Harbaugh
                                          Vice-president--Finance