Form 10-K
period 2001-12-31
ANTHONY CRANE RENTAL LP
filed 2002-06-25
CIK 1070313

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

For the fiscal year ended December 31, 2001

OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from       to       Commission file number: 333-
64993

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

                                Yes [X] No [_]

Aggregate market value of voting partnership interests held by non-affiliates as of June 25, 2002 not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Number of common partnership interests outstanding as of June 25, 2002: 100

Documents incorporated by reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                                                                     Page
 ----                                                                     ----

                                     PART I

 1.   Business..........................................................    1
 2.   Properties........................................................    4
 3.   Legal Proceedings.................................................    5
 4.   Submission of Matters to a Vote of Security Holders...............    5

                                    PART II

 5.   Market for Registrant's Common Equity and Related Stockholder
      Matters...........................................................    5
 6.   Selected Financial Data...........................................    6
 7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations.............................................    7
 7a.  Quantitative and Qualitative Disclosures About Market Risk........   17
 8.   Financial Statements and Supplementary Data.......................   18
 9.   Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure..............................................   42

                                    PART III

 10.  Directors and Executive Officers of the Registrant................   42
 11.  Executive Compensation............................................   44
 12.  Security Ownership of Certain Beneficial Owners and Management....   46
 13.  Certain Relationships and Related Transactions....................   47

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...   49

  Unless otherwise indicated, the terms "Anthony Crane Rental", "ACR", "Maxim" and "the Company" refer collectively to Anthony Crane Rental, L.P., and its subsidiaries.

                                    PART I

ITEM 1. Business

  Anthony Crane Rental, L.P. (the "Company"), doing business as Maxim Crane Works ("Maxim") is the largest provider of comprehensive crane and lifting equipment rentals and services in North America. The Company has a network of 45 crane rental yards that provide services to over 10,000 customers in 48 states and the Caribbean. The Company owns approximately 4,000 pieces of lifting equipment, ranging from 1,000-ton mobile cranes to two-person aerial work platforms. While its primary business is the rental of crane and lifting equipment, approximately 6% of the Company's 2001 revenues were derived from sales of new and used equipment.

  The Company has thirteen subsidiaries. Four of the Company's subsidiaries, Anthony Crane Sales & Leasing, L.P., Anthony Crane International, L.P., Anthony Crane Sales & Leasing Corporation and Anthony International Equipment Services Corporation conduct business under the terms of a contract with a single customer located in the Virgin Islands. The principal activities of these entities is the rental of cranes and lifting equipment and the providing of labor services for the operation, management and maintenance of the equipment. Three of the Company's subsidiaries, Dunn Acquisition Inc., Carlisle Equipment Group, L.P. and Carlisle G.P., L.L.C., were formed to facilitate the acquisitions completed since 1999. Three of the Company's subsidiaries, Husky Crane, Inc., Sacramento Valley Crane Service, Inc. and Thompson & Rich Crane Service, Inc. were acquired pursuant to acquisitions completed since 1999. The other three subsidiaries, Anthony Crane Capital Corporation, Anthony Crane Holdings Capital Corporation and Maxim Crane Works L.L.C. have no assets or operations. In addition, the Company is a partner in a joint venture, AVS Services, L.L.C. ("AVS"), which was formed in February 2000 to engage in heavy lift services.

  The Company was founded in 1966. Since that time, the Company has grown largely through internal geographic expansion as well as through acquisitions. The Company seeks acquisitions that would allow it to penetrate new geographic markets or to solidify its position in certain existing geographic markets, while generating attractive economic returns and building on existing customer relationships. The Company's recent acquisitions include Sacramento Valley Crane Rental, Inc. ("Sacramento Valley Crane"), King's Crane Service, Inc. ("King Crane"), R.E. Coulter Crane ("Coulter"), Linder Crane ("Linder") and Carolina Crane, Inc. ("CCI") occurring in 2000, and Head & Engquist Equipment, L.L.C. doing business as South Texas Equipment Company ("South Texas") and Thompson & Rich Crane Service, Inc. ("TRC") completed in 2001.

Recapitalization

  On June 1, 1998, the Company entered into a recapitalization agreement with Bain/ACR, LLC. ("Bain"), pursuant to which Bain and certain members of senior management of the Company (collectively the "Equity Investors") acquired an 82% ownership interest in Anthony Crane Rental Holdings, L.P. ("Holdings") (the "Recapitalization"). Following the Recapitalization, Holdings had a 99% direct and 1% indirect ownership interest in the Company. Effective July 22, 1998, the Recapitalization was consummated and the Company incurred new debt obligations, repaid its then outstanding senior notes and credit agreement obligations, restructured certain of its outstanding Company interests and distributed approximately $122.3 million in cash and property with a net book value of approximately $3.6 million to the partners of the Partnership prior to the Recapitalization (the "Predecessor Partners").

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

Crane Rentals

  Maxim is headquartered in Pittsburgh, Pennsylvania and organized into five regions: Northeast (based in Pittsburgh, PA), Southeast (based in Atlanta,
GA), Central (based in Texas City, TX), West (based in Phoenix, AZ) and Midwest (based in Wilder, KY). These regions are headed by regional vice presidents who supervises five to eight branch operations in each region and oversee the movement of equipment within and across regions. Each of these vice presidents has responsibility for revenue, profitability and asset management for branch operations and the region assigned to them. They are compensated based on local, regional and company-wide performance. Additionally, regional vice-presidents are responsible for identifying growth opportunities, expanding national customers and developing new business opportunities in their respective regions.

  Fleet management, which is the process of purchasing, dispatching, maintaining, relocating and selling rental equipment, is an important element for a crane rental company's operations. As part of its fleet management program, the Company monitors utilization on a crane-by-crane basis, using a tracking system that indicates, by branch operation, the number of cranes currently utilized or reserved and the number and types of cranes available. The Company's fleet management program facilitates decisions regarding: (i) asset mix at individual branch operations; (ii) movements of equipment on an intra-regional and inter-regional basis; (iii) purchase or new equipment and assignment to individual branches; and (iv) relocation and divestiture of underperforming assets.

Crane Sales

  While the majority of its revenues result from crane rentals and services, the Company engages in two forms of crane sales and has a dedicated staff focused on maximizing returns in this business. First, the Company purchases cranes directly from manufacturers and acts as a dealer in sales to third parties. This activity has historically generated a relatively small percentage of the Company's total revenues.

  Second, the Company's proactive fleet management program is designed to match the Company's rental product offerings with regional market demand. As part of this program, management identifies used equipment to be sold based on its age, condition or technological advancements. The Company's preventative maintenance programs and its knowledge of the global market for crane sales allow it to maximize its returns on sales for used equipment it sells to both domestic and international purchasers. The Company has historically reinvested these sales proceeds in new equipment selected to meet customer demand and maintain optimal fleet mix.

  Revenues derived from sales of new and used equipment totaled approximately 6% of the Company's 2001 revenue.

Customers, Sales and Marketing

  The Company's customer base consists of over 10,000 customers in 48 states and the Caribbean, and includes customers in key industries, including: (i) petroleum producers; (ii) steel and metal manufacturers; (iii) electric utilities; (iv) industrial contractors and (v) infrastructure and commercial construction contractors.

  Over 60% of the Company's rental revenues are derived from customers who rent cranes on an operated and maintained basis, which means that the equipment is rented with an experienced operator. Operated and maintained rentals often include value-added services, such as the expertise of a Crane Specialist who provides equipment recommendations and specifications for a potential lift. The remainder of Maxim's rental revenues are on a bare rental basis (i.e., without an operator).

  In 2001, approximately 50% of the Company's rental revenues were derived from industrial customers. Approximately 50% of the Company's rental revenues in 2001 were from construction contractors, who primarily utilize cranes for public infrastructure and commercial construction for a wide variety of industries.

  In 2001, no single customer accounted for over 2% of rental revenues, except for one industrial customer who represented approximately 6% of rental revenues and for whom the Company provides fleet management services under the terms of an exclusive outsourcing contract. The Company's customer base is also diversified by geography. No single region accounted for greater than 25% of the Company's 2001 rental revenues.

  The Company has created and continues to develop its diverse and extensive customer base through a proactive marketing strategy. The Company employs an experienced staff of over 130 full-time sales personnel to reach new customers and maintain existing relationships. The Company also has developed a national account program that focuses on selling crane rental services to large multi-site industrial customers. Maxim believes that its marketing approach fosters long-term, multi-location crane rental relationships, and enables the Company to drive market share gains and consolidate its position as the number one choice in crane rental services.

Competition

  The crane rental industry is highly fragmented and is served by a number of companies who focus almost exclusively on crane and lifting equipment rental. Maxim generally competes with a small number of regional crane rental companies (who typically own less than 200 cranes) and hundreds of local crane rental operators (who typically own less than 50 cranes). Management believes that the large general equipment rental companies have not significantly participated in the crane rental market because they are unable to meet the broad needs of crane rental customers including the high levels of technical expertise and commitment required to provide a full range of value-added lifting services, such as highly qualified, well trained operators, lift planning and the significant maintenance programs required to ensure equipment reliability and safety.

  Maxim is the largest national provided of comprehensive crane and lifting equipment rentals and services in the United States. According to industry estimates, the Company's crane rental fleet is significantly larger than that of its next largest competitor. Management believes that, relative to the Company, most local and regional crane rental competitors lack the fleet size necessary to provide customers with comparable selection and availability. Furthermore, Maxim's national scope, together with the mobile nature of the Company's fleet, affords it the ability to move its assets in response to varying levels of regional or seasonal demand and thus maximize its fleet utilization.

Equipment

  The Company has a total of approximately 7,000 pieces of equipment, of which approximately 4,000 pieces are comprised of cranes and lifting equipment, with the remainder comprised of support vehicles (principally tractors, trailers and mechanics' vehicles) and other equipment. As of December 31, 2001, the original cost of the Company's rental equipment, in the aggregate, was greater than $685 million. The large scale of the Company's fleet, in conjunction with its broad geographic coverage and customer base, allows it to purchase specialized, often expensive equipment that smaller competitors or individual crane users could not justify.

Employees

  As of December 31, 2001, the Company had approximately 1,000 full-time employees. Approximately 35 employees were employed at the corporate headquarters in Pittsburgh, Pennsylvania and were involved in administrative functions. The remaining employees were located at Maxim's various regions and branches and were engaged in management, operations, dispatch, sales and marketing, maintenance and administrative functions. In addition, as of December 31, 2001, the Company utilized the services of approximately 1,100 crane operators on an as-needed basis. The majority of these crane operators were unionized and, as of December 31, 2001, approximately 40% of the Company's full time employees were unionized. The Company has never experienced a material work stoppage and considers its overall relations with its work force to be good.

ITEM 2. Properties

  The following table sets forth certain information regarding significant facilities operated by the Company as of December 31, 2001:

                                        Building
                                 Land   (Square                      Owned or
Location                        (Acres) Footage)     Purpose          Leased
--------                        ------- -------- ---------------- --------------
Arizona
 Phoenix......................    8.7    33,800  Regional Office      Owned
 Flagstaff....................    1.0       500  Branch Office        Leased
 Tucson.......................    1.5       400  Branch Office        Leased
California
 Fontana......................    5.0     7,200  Branch Office        Leased
 Richmond.....................    5.3    12,000  Branch Office        Owned
 San Diego....................    4.3     6,000  Branch Office        Leased
 Long Beach...................    N/A       800  Branch Office        Leased
 Stockton.....................   11.5     5,000  Branch Office        Leased
 Modesto......................   1.63       432  Branch Office        Leased
 Sacramento...................   3.24     4,800  Branch Office        Owned
Florida
 Orlando......................   10.1     6,000  Regional Office      Leased
 Pompano......................    3.4    15,440  Branch Office        Owned
 West Palm Beach..............    3.0    15,100  Branch Office        Leased
 Miami........................    2.1       160  Branch Office        Leased
Georgia
 Atlanta......................   32.0    34,884  Regional Office      Owned
 Augusta......................   12.6    12,556  Branch Office        Owned
 Savannah.....................   14.9    26,390  Branch Office        Owned
Illinois
 Joliet.......................    1.5     3,500  Branch Office        Leased
Indiana
 Indianapolis.................    3.1    17,000  Branch Office        Leased
Kentucky
 Wilder.......................   21.9    45,000  Regional Office      Leased
 Louisville...................    2.0    29,740  Branch Office        Leased
 Taylorsport..................   42.2     1,100  River Frontage       Leased
Louisiana
 West Lake....................    6.5    21,962  Branch Office        Owned
 Baton Rouge..................    2.0     1,200  Branch Office        Owned
Maryland
 Baltimore....................    0.8     7,500  Branch Office        Leased
North Carolina
 Charlotte....................    1.5    12,000  Branch Office        Owned
Ohio
 Cleveland....................    1.6    12,000  Branch Office        Leased
 Dayton.......................    5.1    14,400  Branch Office        Leased
Pennsylvania
 Pittsburgh...................    N/A    21,500  Corporate Office     Leased
 West Mifflin.................   28.5    45,760  Regional Office      Owned
 Philadelphia.................    8.0    19,350  Branch Office        Owned
 Allentown....................    N/A       400  Satellite Office     Leased
 Erie.........................    4.9     3,720  Branch Office        Leased
South Carolina
 Columbia.....................    4.5    16,800  Branch Office        Owned
 Charleston...................    2.6     7,200  Branch Office        Leased
 Greenville...................    3.0       144  Branch Office        Leased
Texas
 Texas City...................    2.0     3,140  Regional Office      Owned
 Beaumont.....................    8.8    21,000  Branch Office        Owned
 Dallas.......................    3.1     5,380  Branch Office        Owned
 Jacinto Port.................   13.2    20,720  Maintenance          Owned
 LaPorte......................    5.4     9,940  Branch Office        Owned
 Freeport.....................    5.0     5,260  Branch Office        Owned
 Port Lavaca..................    2.0     2,388  Branch Office        Owned
U.S. Virgin Islands
 St. Croix....................    N/A       N/A  Contract Office  Cust. Facility
West Virginia
 Nitro (Charleston)...........    5.8    29,220  Branch Office        Owned
 Morgantown...................    1.0       720  Branch Office        Leased

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

  The Company has received a proposed assessment from a state taxing authority in the amount of $2.4 million, including interest and penalties of $0.5 million and $0.2 million, respectively, as a result of a state sales and use tax audit for the years 1995 through 1999. During 2001, the Company recorded a liability for this matter representing management's best estimate of the ultimate liability as management believes the assessment contains certain errors. Management is presently reviewing the assessment with the respective state taxing authority.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

  During the year ended December 31, 2001, no matter was submitted to a vote of the security holders of the Company.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Not applicable.

ITEM 6. Selected Financial Data

  Summary Consolidated Financial Information and Other Data

                                      Years ended December 31,
                            --------------------------------------------------
                              1997        1998      1999      2000      2001
                            --------    --------  --------  --------  --------
                                       (Amounts in thousands)
Statement of Operations
 Data:
Revenues:
  Equipment rentals.......  $156,408    $183,684  $264,668  $365,959  $394,439
  Equipment sales.........    27,400      22,975    34,446    37,650    25,679
                            --------    --------  --------  --------  --------
Total revenues............   183,808     206,659   299,114   403,609   420,118
                            --------    --------  --------  --------  --------
Cost of revenues:
  Cost of equipment
   rentals................    97,036     110,629   172,078   228,557   274,108
  Cost of equipment
   sales..................    15,541      18,920    29,661    33,407    25,200
                            --------    --------  --------  --------  --------
Total cost of revenues....   112,577     129,549   201,739   261,964   299,308
                            --------    --------  --------  --------  --------
Gross profit..............    71,231      77,110    97,375   141,645   120,810
Selling, general and
 administrative expenses..    35,111      40,534    58,171    81,528    92,089
                            --------    --------  --------  --------  --------
Income from operations....    36,120      36,576    39,204    60,117    28,721
Interest expense..........    13,962      26,161    51,208    74,993    66,936
Other expense (income)
 net......................    (1,739)       (104)     (177)    1,038    (1,785)
                            --------    --------  --------  --------  --------
Income (loss) before
 extraordinary item and
 taxes....................    23,897      10,519   (11,827)  (15,914)  (36,430)
Provision (benefit) for
 state taxes..............        96         220       301       200      (200)
                            --------    --------  --------  --------  --------
Income (loss) before
 extraordinary item.......    23,801      10,299   (12,128)  (16,114)  (36,230)
Extraordinary item........        --      15,811        --        --        --
                            --------    --------  --------  --------  --------
Net income (loss).........  $ 23,801(1) $ (5,512) $(12,128) $(16,114) $(36,230)
                            ========    ========  ========  ========  ========
Other Data:
Net cash provided by
 operating activities.....  $ 30,697    $ 35,133  $ 27,115  $ 45,828  $ 48,013
Net cash used in investing
 activities...............   (66,976)    (85,089) (323,540)  (92,957)  (41,674)
Net cash provided by
 financing activities.....    32,066      51,214   299,772    51,284    35,109
EBITDA (2)................    47,365      60,557    80,934   121,101   100,224
Total depreciation and
 amortization (3).........    21,905(1)   26,785    44,229    61,115    69,581
Net gains (losses) on
 sales of used rental
 equipment................    10,659       2,804     2,499       478    (1,016)
Total capital
 expenditures.............    92,167     115,512   154,345    81,218    47,210
Original cost of rental
 equipment................   295,297     376,919   607,278   660,272   687,890
Balance Sheet Data:
Cash and cash
 equivalents..............  $  4,375    $  5,633  $  8,980  $ 13,135  $ 54,583
Total assets..............   306,928     390,660   742,010   790,442   787,416
Total debt, including
 capital lease
 obligations..............   185,961     353,866   676,958   735,646   771,678
Total liabilities.........   205,512     382,436   730,133   794,646   828,766
Total partners' capital
 (deficit)................   101,416       8,224    11,877    (4,204)  (41,350)

--------
(1) Reflects a decrease in depreciation of $5.7 million for the year ended December 31, 1997, prior to the recapitalization, for the revision in estimated salvage values used for depreciating certain rental equipment.
(2) EBITDA represents income from operations less the net gain on sales of used rental equipment plus depreciation and amortization and equity earnings from a joint venture. EBITDA is a widely accepted financial indicator of a company's ability to service and incur debt. EBITDA does not represent net income or cash flows from operations as those terms are defined by generally accepted accounting principles ("GAAP"), and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. The Company's measure of EBITDA may not be comparable to those reported by other companies.
(3) Excludes amortization of deferred financing fees, which is recorded as a component of interest expense.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the more detailed information and the historical financial statements, including notes thereto, appearing elsewhere in this Form 10-K.

Overview

  Maxim is the largest crane rental company in North America. The Company's primary source of revenue is the rental of cranes and lifting equipment for a variety of applications, most of which involve industrial repair and maintenance activities and construction projects. Over the past thirty-five years, the Company has grown by pursuing an operating philosophy focused on the crane and lifting equipment needs of industrial companies in the petrochemical, paper, steel, utility, power generation, telecommunications, mining and other industries, and major non-residential construction contractors. In addition to its primary business of renting equipment, the Company also derives revenue from the sales of new equipment as a dealer for selected manufacturers and used equipment as part of its fleet management program. Equipment sales can fluctuate based on the Company's fleet management program and market conditions. Fleet management, which is the process of purchasing, dispatching, maintaining, relocating and selling rental equipment, is one of the most critical operational elements for crane rental companies. The Company's revenues are dependent on several factors, including demand for rental equipment, the amount of equipment available for rent, rental rates and general economic conditions.

  The Company is a limited partnership organized under the laws of Pennsylvania, as a result of which (i) the Company is not itself subject to federal and state income taxes (except for Texas); (ii) the taxable income
(loss) of the Company's businesses in the United States will be allocated to the equity holders of Holdings; and (iii) such equity holders will be responsible for income taxes on such taxable income. The Company intends to make distributions to equity holders of Holdings to enable them to meet their tax obligations with respect to income allocated to them by the Company.

  Effective July 22, 1998, the Company completed a recapitalization whereby the Company incurred new debt obligations, repaid its then outstanding senior notes and credit agreement obligations, restructured certain partnership interests and distributed cash and property to the Predecessor Partners.

Critical Accounting Policies and Estimates

  The Company records revenues based upon the following categories:

  Equipment Rentals: This category includes the revenues from renting equipment. This category also includes related revenues such as the fees charged for operators and equipment delivery. Revenue from equipment rentals is recognized over the corresponding rental period.

  Equipment Sales: This category includes revenues from the sale of new and used rental equipment. Revenue from the sale of equipment is recognized when title, ownership and risk of loss pass to the customer.

  The Company's cost of equipment rentals consists primarily of: (i) depreciation costs relating to the rental equipment that the Company owns and lease payments for the rental equipment under operating leases, (ii) the cost of repairing and maintaining rental equipment, (iii) direct labor costs for equipment operators, mechanics and drivers including employment benefits and
(iv) fuel and other supply costs.

  The Company records rental equipment expenditures at cost and depreciates rental equipment using the straight-line method over the estimated useful life of the asset, which ranges from 8 to 12.5 years, after giving effect to an estimated salvage value of 15% to 35% of cost.

  Selling, general and administrative expenses primarily include non-rental equipment depreciation and amortization, advertising and marketing expenses, management salaries, insurance costs and clerical and administrative overhead. Non-rental equipment depreciation and amortization includes depreciation expense associated with equipment that is not offered for rent, such as service vehicles, computers and office equipment and amortization expense associated with goodwill and other intangible assets. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair market value of the net assets acquired. As described below, effective January 1, 2002, the Company will no longer amortize goodwill. The Company's other intangible assets are principally trade names and non-compete agreements.

  The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for doubtful accounts, the useful lives of rental equipment and property and equipment, the carrying value of long-lived assets, self-insurance reserves and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

  Allowance for Doubtful Accounts: The Company maintains an allowance for doubtful accounts. This allowance reflects an estimate of the amount of accounts receivables that the Company will be unable to collect. The estimate could require changes based on a number of circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, the Company may be required to increase or decrease its allowance.

  Useful Lives of Rental Equipment and Property and Equipment: The Company depreciates rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value of 15% to 35% of cost. The useful life of an asset is determined based on an estimate of the period the asset will generate revenues, and the salvage value is determined based on an estimate of the minimum value the Company could realize from the asset after such period. The Company may be required to change these estimates based on changes in the industry or other circumstances. If these estimates change in the future, the Company may be required to recognize increased or decreased depreciation expense for these assets.

  Impairment of Long-Lived Assets: The Company must periodically determine whether the fair value of long-lived assets, including rental equipment, property and equipment and intangibles, is at least equal to the recorded value shown on the consolidated balance sheet. The Company must make estimates and assumptions in evaluating the fair value of long-lived assets. The Company may be required to change these estimates and assumptions based on changes in the crane rental industry or other circumstances. If these estimates change in the future, the Company may be required to record an impairment charge.

  Self-Insurance Reserves: The Company carries general liability, vehicle liability, property, workers compensation and employer's liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies.

  The Company's insurance programs for worker's compensation, general liability, vehicle liability, property and employee related health care benefits are principally self insured. Claims in excess of per claim or aggregate self-insurance levels are fully insured. Losses are accrued based upon the Company's estimates of the aggregate liability for claims filed and claims incurred but not reported using certain actuarial assumptions followed in the insurance industry and based on Company experience.

Results of Operations

 Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

  Equipment Rental Revenues: Revenues from equipment rentals increased $28.4 million, or 7.8%, to $394.4 million for the year ended December 31, 2001, as compared to $366.0 million for the year ended

December 31, 2000. This increase is primarily the result of the increased revenues generated by a full year's activity of the companies acquired in 2000, and incremental revenues generated by the companies acquired in 2001, as well as internal growth of the Company's existing yards.

  Equipment Sales: Revenues from equipment sales decreased $11.9 million, or 31.8%, to $25.7 million for the year ended December 31, 2001, as compared to $37.6 million for the year ended December 31, 2000. This decrease is primarily due to a decrease in sales volume for both new and used equipment sold as part of the Company's fleet management program, as well as softer pricing.

  Total Revenues: Based on the foregoing, total revenues increased $16.5 million, or 4.1%, to $420.1 million for the year ended December 31, 2001, as compared to $403.6 million for the year ended December 31, 2000.

  Gross Profit: Gross Profit from equipment rentals decreased $17.1 million, or 12.4% , to $120.3 million for the year ended December 31, 2001, as compared to $137.4 million for the year ended December 31, 2000. As a percent of equipment rental revenues, gross profit from equipment rentals decreased from 37.5% for the year ended December 31, 2000, to 30.5% for the year ended December 31, 2001. This decrease in gross profit margins principally reflected the following factors. First, the Company experienced increased operating costs, including labor costs and associated benefit costs, repair and maintenance costs and other direct operating costs, as well as higher depreciation expense on rental equipment. At the same time, decreases in equipment utilization and soft industrial markets further resulted in the decreased gross margin.

  Gross profit from equipment sales decreased $3.7 million, to $0.5 million for the year ended December 31, 2001, as compared to $4.2 million for the year ended December 31, 2000. As a percent of equipment sales revenues, gross profit from equipment sales decreased to 1.9% for the year ended December 31, 2001, as compared to 11.3% for the year ended December 31, 2000. This decrease in gross profit reflects the lower sales prices generated from new and used equipment sales during the year. This decrease in price is primarily attributable to the age and type of equipment sold under the Company's fleet management program as well as a softer market for new and used equipment sales.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $10.6 million, or 12.9%, to $92.1 million for the year ended December 31, 2001, as compared to $81.5 million for the year ended December 31, 2000. This increase is in part the result of an increase in insurance costs as a result of tightening insurance markets during the second half of 2001. The increase in selling, general and administrative expenses is also due to increased real estate and personal property tax assessments, as well as increased property rental costs driven by increased lease rates and a greater number of properties under lease. As a percent of revenues, selling, general and administrative expenses increased to 21.9% for the year ended December 31, 2001, as compared to 20.2% for the year ended December 31, 2000.

  Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains (losses) on sales of used equipment) decreased $20.9 million, or 17.2%, to $100.2 million for the year ended December 31, 2001, as compared to $121.1 million for the year ended December 31, 2000. EBITDA from equipment rentals (as further defined to exclude the gains on the sales of new equipment) decreased $18.3 million, or 15.6%, to $98.7 million for the year ended December 31, 2001, as compared to $117.0 million for the year ended December 31, 2000. This decrease is due to the factors discussed above.

  Interest Expense: Interest expense decreased $8.1 million, or 10.7%, to $66.9 million for the year ended December 31, 2001, as compared to $75.0 million for the year ended December 31, 2000. This decrease reflects the effect of decreasing interest rates on the Company's variable-rate debt, partially offset by a higher level of borrowings outstanding attributable to the acquisitions completed in 2001 and 2000, as well as the Company's continued investment in rental equipment.

  Other Expense (Income): Other income of $1.8 million for the year ended December 31, 2001 includes the equity earnings of the AVS joint venture of $0.8 million, interest income of $0.3 million and net gains on the disposal of non-rental equipment of $0.6 million. For the year ended December 31, 2000, other expense of $1.0 million included the equity earnings of the AVS joint venture $0.3 million, interest income of $0.2 million and net loss on the disposal of non-rental equipment of $1.6 million.

  Net Loss: Net loss increased $20.1 million to a net loss of $36.2 million for the year ended December 31, 2001, as compared to a net loss of $16.1 million for the year ended December 31, 2000, as a result of the factors discussed above.

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

  Total Revenues: Based on the foregoing, total revenues have increased $104.5 million, or 34.9%, to $403.6 million for the year ended December 31, 2000, as compared to $299.1 million for the year ended December 31, 1999.

  Gross Profit: Gross profit from equipment rentals increased $44.8 million, or 48.4%, to $137.4 million for the year ended December 31, 2000, as compared to $92.6 million for the same period in the prior year. This increase is primarily attributable to the increased gross profit resulting from the companies acquired in 1999 and 2000, as well as from internal growth. As a percent of equipment rental revenues, gross profit from equipment rentals increased to 37.5% for the year ended December 31, 2000, as compared to 35.0% for the year ended December 31, 1999. The increase is due to higher equipment utilization rates, selective price increases and various cost improvement activities, including accelerated integration actions on the 1999 and 2000 acquisitions and consolidation of certain operating locations. Additionally, the recovery of the petrochemical industry in 2000 further had a positive impact on the gross profit percentage.

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

  Selling, General and Administrative Expenses: Selling, general and administrative expenses increased $23.3 million, or 40.0%, to $81.5 million for the year ended December 31, 2000, as compared to $58.2 million for the year ended December 31, 1999. This increase is primarily attributable to an increase in employee related costs primarily associated with recent acquisitions from $21.2 million in 1999 to $33.0 million in 2000, depreciation expense on non-rental assets, and goodwill amortization, from $4.2 million in 1999 to $8.0 million in 2000, resulting from the acquisitions completed in 1999 and 2000, as well as from internal expansion of the business, including the establishment of new yards. As a percent of total revenues, selling, general and administrative expenses increased to 20.2% for the year ended December 31, 2000, as compared to 19.4% for the year ended December 31, 1999.

  Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains (losses) on sales of used equipment) increased $40.2 million, or 49.7%, to $121.1 million for the year ended December 31, 2000, as compared to $80.9 million for the year ended December 31, 1999. EBITDA from equipment rentals (as further defined to exclude the gains (losses) on the sales of new equipment) increased $38.4 million, or 48.9%, to $117.0 million for the year ended December 31, 2000, as compared to $78.6 million for the year ended December 31, 1999. As a percent of rental revenues, EBITDA from equipment rentals increased to 32.0% for the year ended December 31, 2000, as compared to 29.7% for the year ended December 31, 1999. This increase is due to the factors discussed above.

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

  Other Expense (Income): Other expense of $1.0 million for the year ended December 31, 2000 included the equity earnings of the AVS joint venture of $0.3 million, interest income of $0.2 million and net loss on the disposal of non-rental equipment of $1.6 million. Other income of $0.2 million for the year ended December 31, 1999 included interest income of $0.2 million.

  Net Loss: Net loss increased $4.0 million, or 33.1%, to a net loss of $16.1 million for the year ended December 31, 2000, as compared to a net loss of $12.1 million for the year ended December 31, 1999, as a result of the factors discussed above.

Liquidity and Capital Resources

Current Developments

  In connection with the Recapitalization, the Company and Holdings incurred significant amounts of debt with interest and principal payments on the Discount Debentures, the Senior Notes and under the Senior Credit Facilities representing significant obligations of the Company and Holdings. Holdings' operations are conducted through its subsidiaries and Holdings is, therefore, dependent upon the cash flow of its subsidiaries, including the Company, to meet its debt service obligations under the Discount Debentures. The Company's liquidity needs relate to working capital, debt service, capital expenditures and potential acquisitions.

  Beginning in early 2001, the Company's financial condition began to deteriorate due to higher labor and maintenance costs, capital expenditures and an overall economic recession in the United States. As mentioned above, the Company is highly leveraged and, as such, faces significant future debt service payments. The Company was in compliance with its financial covenants under the Senior Credit Facilities at December 31, 2001, but did not expect to be in compliance with these financial covenants during fiscal year 2002. In response to these conditions and events, management has implemented a financial restructuring program ("the Restructuring Program"), which included an amendment and modification to the Senior Credit Facilities, the receipt of $8.0 million from the issuance of paid-in-kind debt to Bain Capital during the second quarter of 2002 and a plan to reduce both direct and indirect costs combined with a reduction in the level of capital expenditures. On June 17, 2002, the Company obtained an amendment and modification to the Senior Credit Facilities effective as of March 31, 2002 ("the Second Amended and Restated Senior Credit Facilities") to revise several provisions of the agreement, including the financial covenants.

  The more significant provisions of the Second Amended and Restated Senior Credit Facilities include a reduction in the maximum amount available under the revolving credit facility from $425 million to $300 million and a 100 basis point increase in the applicable interest rate margins associated with the Senior Credit Facilities. The amendment provides for a modification of the existing financial covenants, a new covenant restricting the level of capital expenditures in 2002 and a more restrictive set of negative covenants, including tighter limitations on the incursion of indebtedness, contingent obligations and liens, making investments or restricted payments and the consummation of acquisitions and asset sales. Under the Second Amended and Restated Senior Credit Facilities, all existing and potential events of default under the Senior Credit Facilities, including violations of affirmative covenants, have been waived without prejudice to any rights or remedies that were available. In addition, for the periods October 1, 2002 through January 30, 2003, and October 1, 2003 through January 30, 2004, the Company will be required to maintain a minimum level of availability under the Revolving Credit Facility. Additionally, the Second Amended and Restated Senior Credit Facilities require that the Company, within specified time frames, reduce borrowings under the Revolving Credit Facility by remitting funds received from asset sales, insurance proceeds, the issuance of debt or equity securities and any cash or cash equivalents in excess of a specified level. The Second Amended and Restated Senior Credit Facilities allow for certain remedies, including the acceleration of the maturities of outstanding amounts, upon the occurrence of a material adverse change, as defined therein. By its definition in the Second Amended and Restated Senior Credit Facilities, there exists some subjectivity in determining what constitutes a material adverse change. The Company considers the potential of such a change to be unlikely. However, if a material adverse change were to occur, the Company may be required to restructure or refinance the Second Amended and Restated Senior Credit Facilities.

Substantial Indebtedness

  At December 31, 2001, total indebtedness of the Company was approximately $771.7 million. The Company's substantial indebtedness has the potential to affect the Company adversely in a number of ways. For example, it will or could:

- Require the Company to devote a substantial portion of its cash flow to debt service, reducing the funds available for other purposes.

- Constrain the Company's ability to obtain additional financing, particularly since substantially all of the Company's assets are subject to security interests relating to existing indebtedness; or

- Make it difficult for the Company to manage through a downturn in business or a decrease in cash flow.

   Furthermore, if the Company is unable to service the indebtedness and fund operating activities, the Company may be forced to adopt an alternative strategy that may include:

  -  Reducing or delaying capital expenditures;

  -  Limiting the Company's growth;

  -  Seeking additional financing;

  -  Selling assets; or

  -Restructuring or refinancing the Company's indebtedness.

  The Company cannot be sure that any of these strategies could be effected on favorable terms or at all.

Dependence on Working Capital and Credit Facilities

  The Company intends to fund its working capital needs, capital expenditures and debt service requirements through cash flows generated from operations and borrowings under the Senior Credit Facilities. A decrease in the demand for the services provided by the Company, further softening of prices or increased operating costs which the Company is not fully able to pass on to its customers could negatively impact the amount of operating cash flow available to the Company. In 2002, the Company expects its debt service payments to be approximately $55 million. Under the Second Amended and Restated Senior Credit Facilities, the Company is subject to certain restrictions with respect to gross capital expenditures, including acquisitions, and net capital expenditures. Net capital expenditures are defined as gross capital expenditures less proceeds received from the asset sales. Prior to the amendment, the Senior Credit Facilities consisted of a $425.0 million, non-amortizing Revolving Credit Facility of which a net amount of $318.2 million and $280.5 million was drawn at December 31, 2001 and 2000, respectively, a $50.0 million non-amortizing Term Loan and a $250.0 million First Priority Term Loan. Amounts under the Revolving Credit Facility are available on a revolving basis during the period commencing on July 22, 1998 (the date of the closing) and ending on the sixth anniversary of the closing. On June 17, 2002, the Revolving Credit Facility was amended effective as of March 31, 2002, to reduce the availability under the Revolving Credit Facility to $300.0 million. As of the date of the closing, the Company had total Liquidity of $18.1 million, comprised of availability under the Second Amended and Restated Senior Credit Facilities of $15.3 million, and cash totaling $2.8 million.

  As a result of the annual adjustment provisions to the borrowing base under the Senior Credit Facilities, management expects the borrowing base availability to be reduced by $30.0 million to $37.0 million in January 2003. Additionally, in February 2003, the Company will be required to make a regularly scheduled semi-annual interest payment of approximately $8.0 million on the Senior Notes. These events will further reduce the liquidity and capital resources available to the Company in future periods. Although the Restructuring Program is in the early phases, management believes that it will provide the necessary improvements in operating results and operating cash flow to fund the 2002 and future debt service payments. However, there can be no assurance that either the anticipated results of the Restructuring Program or economic conditions contemplated in management's 2002 operating budgets will be achieved or maintained, which could adversely affect the Company's ability to meet its restrictive financial covenants, as well as fund 2002 and future debt service obligations.

Dependence on Additional Capital

  If the cash that the Company generates from operations, together with cash that may be borrowed under the Second Amended and Restated Senior Credit Facilities, is not sufficient to fund the debt service and capital requirements, the Company will require additional debt and/or equity financing. The Company cannot, however, be certain that any additional financing will be available or, if available, will be available on terms that are satisfactory. If the Company is unable to obtain sufficient additional capital in the future, the Company may be unable to fund the capital outlays required for the success of the Company's business, including those relating to purchasing equipment, making acquisitions, opening new rental locations and refinancing existing indebtedness.

Restrictive Covenants

  The Company is subject to various restrictive financial covenants under the Senior Credit Facilities. These covenants limit or prohibit, among other things, the Company's ability to (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; (v) limit the level of capital expenditures, including acquisitions and (v) enter into certain transactions with affiliates or related persons. These covenants could adversely affect the Company's business by significantly limiting its operating and financial flexibility.

Sources and Uses of Cash

  During the years ended December 31, 2001, 2000, and 1999, the Company's primary sources of funds consisted of net cash provided by operating activities, proceeds from the sale of used rental equipment and borrowings under its credit agreements. Net cash provided by operating activities for the year ended December 31, 2001 increased $2.2 million, or 4.8% to $48.0 million compared to $45.8 million for the year ended December 31, 2000. This increase is primarily attributable to a reduction in trade accounts receivable, higher depreciation and amortization expense offset by an increase in the net loss and a reduction in trade accounts payable. Net cash provided by operating activities for the year ended December 31, 2000 increased $18.7 million, or 69.0%, to $45.8 million compared to $27.1 million for the year ended December 31, 1999. This increase is primarily attributable to increased operating income resulting from the Company's acquisition and capital spending programs and an increase in accounts payable partially offset by an increase in accounts receivable resulting from increased revenue. Net cash provided by operating activities for the year ended December 31, 1999 decreased $8.0 million, or 22.8%, to $27.1 million compared to $35.1 million for the year ended December 31, 1998. This decrease is primarily the result of an increase in trade accounts receivable during 1999.

  During the years ended December 31, 2001, 2000 and 1999, the Company's principal uses of cash for investing activities were for business acquisitions and capital expenditures, including expenditures for rental equipment. Total capital expenditures were $50.1 million, $72.6 million, and $139.6 million in 2001, 2000 and 1999, respectively. Included in these totals were expenditures for rental equipment totaling $45.3 million, $45.0 million, and $117.8 million, in 2001, 2000, and 1999, respectively. These expenditures were made to increase the Company's total investment in its rental fleet and to replace sold used rental equipment. Total proceeds from the sale of fixed assets, including rental equipment, increased $3.4 million, or 33.5%, to $13.6 million for the year ended December 31, 2001, as compared to $10.2 million for the year ended December 31, 2000. Total proceeds from the sale of fixed assets, including rental equipment, decreased $6.3 million or 38.2%, to $10.2 million for the year ended December 31, 2000, as compared to $16.5 million for the same period in the prior year. Total proceeds from the sale of fixed assets, including rental equipment, increased $2.1 million, or 14.6%, to $16.5 million for the year ended December 31, 1999, as compared to $14.4 million for the same period in the prior year. In 2001, the Company also generated $5.8 million from the sale of property. In 2000, the Company generated $9.0 million from the return of capital from the AVS joint venture. In 2001, 2000 and 1999, the Company used $6.3 million, $36.9 million and $200.5 million, respectively, in the purchase of various businesses.

  For the year ended December 31, 2001, net cash provided by financing activities decreased $16.2 million, or 31.5%, to $35.1 million, as compared to $51.3 million for the year ended December 31, 2000. This decrease is due to a decrease in net borrowings to fund acquisitions and capital expenditures. For the year ended December 31, 2000, net cash provided by financing activities decreased $248.5 million, or 82.9%, to $51.3 million, as compared to $299.8 million for the year ended December 31, 1999. This decrease is due to the decrease in net borrowings to fund acquisitions and capital expenditures. For the year ended December 31, 1999, net cash provided by financing activities increased $248.6 million, or 485.5%, to $299.8 million, as compared to $51.2 million for the year ended December 31, 1998. This increase is due to an increase in net borrowings to fund the acquisitions and capital expenditures discussed above.

Information Concerning the Company's Debt and Senior Credit Facilities

  The Senior Credit Facilities, the Senior Notes and the Discount Debentures contain certain covenants that limit, among other things, the ability of the Company and Holdings to: (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; (v) limit the level of capital expenditures, including acquisitions; and (vi) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio. At December 31, 2001, the Company was in full compliance with the financial covenants, including with respect to the minimum interest coverage ratio. As a result of the amendment to the Senior Credit Facilities on June 17, 2002, the Company was in full compliance with the financial covenants at March 31, 2002 and believes it will be in compliance throughout 2002. If the Company were not in compliance with these covenants and were unable to remedy the violation through an amendment, waiver or other means, the Company's business, financial condition and results of operations could be materially adversely affected.

Information Concerning Lease Commitments

  From time to time the Company may enter into operating leases pursuant to which the Company leases, as lessee, equipment or real estate. In 2001, 2000 and 1999, the Company incurred operating lease expense of approximately
$2.1 million, $2.9 million and $3.1 million, respectively, related to a sale/leaseback transaction entered into in December 1996. This transaction will require annual payments of approximately $2.1 million through January 2004. The Company has no long-term minimum purchase commitments for rental equipment.

  In connection with a number of acquisitions completed in 2000 and 1999, the Company assumed certain capital lease obligations. For additional information concerning lease commitments under operating and capital leases, see "Certain Information Concerning Contractual Obligations" and Note 9 to the Notes to the Consolidated Financial Statements.

Information Concerning Contractual Obligations

  The table below provides information concerning the payments coming due under the Company's existing contractual obligations described in the footnotes below:

                          2002    2003     2004    2005    2006   Thereafter  Total
                         ------- ------- -------- ------ -------- ---------- --------
                                                (In Thousands)
Debt (1)................ $ 2,685 $ 2,705 $320,974 $2,744 $284,015  $155,343  $768,466
Lease Obligations (2)
  Operating leases......   7,797   6,794    3,948  3,419    2,345     5,667    29,970
  Capital Leases........     755     785      934    240      240       911     3,865
                         ------- ------- -------- ------ --------  --------  --------
Total................... $11,237 $10,284 $325,856 $6,403 $286,600  $161,921  $802,301
                         ======= ======= ======== ====== ========  ========  ========

--------
(1) Represents the scheduled maturities of the Company's debt for each of the next five years and thereafter as of December 31, 2001. For additional information on the Company's debt, see Note 6 to the Notes to Consolidated Financial Statements.
(2) Represents the future minimum lease payments under the Company's noncancellable operating and capital leases with initial or remaining terms of one year or more for each of the next five years and thereafter as of December 31, 2001. For additional information on the Company's operating leases, see Note 9 to the Notes to Consolidated Financial Statements.

  Additionally, on a joint and several basis with its partner, the Company has guaranteed a capital lease obligation of AVS in an amount equal to 75% of the remaining balance of the lease. Under the AVS joint venture agreement, the joint venture partner would reimburse any amounts paid by the Company in excess of its pro-rata share of the obligation. The remaining balance of the AVS capital lease obligation was approximately $22.3 million and $24.9 million at December 31, 2001 and 2000, respectively.

Impact of Recently Issued Accounting Standards

  The Company adopted SFAS No. 141 "Business Combinations," (SFAS No. 141), for all business combinations after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for using the purchase method, and it further clarifies the criteria for recognition of intangible assets separately from goodwill. Since June 30, 2001, the Company has entered into two business combinations, both of which have been accounted for under the provisions of SFAS No. 141.

  Effective January 1, 2002, the Company will adopt SFAS No. 142 "Goodwill and Other Intangible Assets," (SFAS No. 142), for existing goodwill and other intangible assets. SFAS No. 142 eliminates the amortization of goodwill and intangible assets with indefinite useful lives and requires annual testing for impairment. SFAS No. 142 requires the assignment of assets acquired and liabilities assumed, including goodwill, to reporting units for purposes of goodwill impairment testing. Under the provisions of SFAS No. 142, any impairment of goodwill will be written off and recognized as a cumulative effect of a change in accounting principle effective January 1, 2002. The Company had unamortized goodwill of $23.4 million at December 31, 2001, and had recorded goodwill amortization expense of $1,678, $1,135 and $685 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company is currently evaluating the cumulative effect and ongoing impact of the application of SFAS No. 142 on the consolidated financial statements.

  Effective January 1, 2002, the Company will adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. Management is currently developing a plan to apply the provisions of this standard to its operations on an ongoing basis.

  In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 established standards for accounting for obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is required to be adopted by the Company beginning on January 1, 2003. Management is currently assessing the details of the standard and is preparing a plan of implementation.

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

  Much of the Company's business is with customers in industries that are cyclical in nature. Management believes that the diversity of the Company's operations and customer base, and the significant percentage of maintenance work performed, will help to mitigate the effects of an economic downturn.

Liability and Insurance

  The Company is exposed to various possible claims relating to its business. These possible claims include those relating to (1) personal injury or death caused by equipment rented or sold by the Company, (2) motor vehicle accidents involving the Company's delivery and service personnel and (3) employment related health care benefit claims. The Company carries a broad range of both self-insurance and third-party excess insurance coverage for the protection of its assets and operations. However, such insurance may not fully protect the Company for a number of reasons, including:

- Coverage is subject to a range of deductibles of $0.1 million to $0.5 million per occurrence.

- The Company does not maintain coverage for environmental liabilities. Given the nature of its business, the Company believes that the cost for such coverage is high relative to the benefit that it provides.

- Certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by the Company's insurance.

  If the Company is found liable for any significant claims that are not covered by insurance, the Company's operating results could be adversely affected. The Company cannot be certain that insurance will continue to be available on economically reasonable terms, if at all.

Competition

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

Employment Agreements

  The Partnership has entered into employment contracts with its senior executives. Each employment contract provides for a term of employment, followed by successive one-year renewal terms, unless terminated by either the executive or the Partnership. Each contract provides for a base salary and customary fringe benefits, annual bonus at the Board of Directors' discretion, the right of the Partnership to terminate employment for cause, and a non-compete period following termination of employment. Unless employment has been terminated for cause, a terminated executive is entitled to payment of base salary during the non-compete period if the executive is otherwise in compliance with the terms of the employment agreement.

Labor Relations

  As of December 31, 2001, the Company had approximately 1,000 full time employees. Approximately 35 employees were employed at the corporate headquarters in Pittsburgh, Pennsylvania and were involved in administrative functions. The remaining employees were located at Maxim's various regions and branches and were engaged in management, operations, dispatch, sales and marketing, maintenance and administrative functions. In addition, as of December 31, 2001, the Company utilized the services of approximately 1,100 crane operators on an as-needed basis. The majority of these crane operators were unionized and, as of December 31, 2001, approximately 40% of the Company's full time employees are unionized. The Company has never experienced a material work stoppage and considers its overall relations with its work force to be good. There can be no assurance, however, that the Company will not, at some point, be subject to work stoppages by some of its employees or crane operators and, if such events were to occur, that there would not be a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to market risk from financial instruments that could occur upon adverse changes in interest rates. The Company uses an interest rate cap agreement to hedge $300.0 million of its variable rate debt at 8%. The interest rate cap agreement did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2001. At December 31, 2001, the Company had fixed-rate long-term debt with a carrying value of $156.5 million and variable rate borrowings of $612.0 million outstanding. Assuming an adverse change in interest rates with no change in the average or outstanding amounts of our long-term debt, the fair value of our fixed rate debt could decrease materially. However, the Company does not expect that those debt obligations could be settled or repurchased in the open market at the lower amount in the ordinary course of business. Also, assuming an adverse change in interest rates, the Company would incur additional interest expense each year on its variable rate borrowings. For example, assuming a 100 basis-point increase in the average interest rate for the variable rate borrowings with no change in the average or outstanding amounts of those borrowings from December 31, 2001, the Company would incur approximately $6.1 million of additional interest expense. In the event of a material increase in interest rates, the Company would attempt to mitigate its interest rate exposure. However, depending on the Company's financial condition at the time, the Company may have limited or no ability to do so.

ITEM 8. Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           -----
(1) Consolidated Financial Statements:

   Report of Independent Accountants......................................    19

   Consolidated Balance Sheets as of December 31, 2001 and 2000...........    20

   Consolidated Statements of Operations for the Years Ended
    December 31, 2001, 2000, and 1999.....................................    21

   Consolidated Statements of Partners' Deficit for the Years Ended
    December 31, 2001, 2000, and 1999.....................................    22

   Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2001, 2000, and 1999.....................................    23

   Notes to Consolidated Financial Statements............................. 24-41

(2) Supplementary Financial Data (Unaudited)..............................    41

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
 Anthony Crane Rental, L.P.:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners' deficit and cash flows present fairly, in all material respects, the financial position of Anthony Crane Rental, L.P. and subsidiaries (collectively, the Partnership) at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  As discussed in Note 3, the Partnership is highly leveraged and has significant future debt service requirements. On June 17, 2002, the Partnership entered into an amendment and modification to its Senior Credit Facilities effective March 31, 2002.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 12, 2002, except for the second and remaining paragraphs of Note 3, for which the date is June 17, 2002.

                           ANTHONY CRANE RENTAL, L.P.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              December 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 54,583  $ 13,135
  Trade accounts receivable, net of allowance for doubtful
   accounts of $3,636 and $3,960, respectively.............   63,648    72,317
  Other receivables........................................    2,661     3,757
  Prepaid expenses and deposits............................    4,718     5,873
                                                            --------  --------
    Total current assets...................................  125,610    95,082
Rental equipment, net of accumulated depreciation of
 $189,385 and $149,131, respectively.......................  498,505   511,141
Property and equipment, net (Note 5).......................   59,174    71,043
Intangible assets, net of accumulated amortization of
 $21,517 and $12,828, respectively.........................   78,385    84,451
Debt issuance costs, net of accumulated amortization of
 $13,925 and $9,051, respectively..........................   18,060    22,934
Investment in joint venture (Note 8).......................    7,005     5,108
Other assets...............................................      677       683
                                                            --------  --------
    Total assets........................................... $787,416  $790,442
                                                            ========  ========
             LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Accounts payable-trade................................... $ 16,747  $ 23,304
  Accrued acquisition liabilities..........................    7,203        --
  Accrued interest.........................................   11,308    15,130
  Accrued wages and employee benefits......................    7,468     7,557
  Accrued taxes, other than income taxes...................    1,811     2,444
  Other accrued liabilities................................    8,563     5,773
  Current portion of long-term debt (Note 6)...............    2,685     2,500
  Current portion of capital lease obligations.............      549       679
                                                            --------  --------
    Total current liabilities..............................   56,334    57,387
                                                            --------  --------
Long-term debt, less current portion (Note 6)..............  765,781   729,250
Long-term capital lease obligations (Note 9)...............    2,663     3,217
Note payable to Bain (Note 10).............................      614       576
Other non-current liabilities..............................    3,374     4,216
                                                            --------  --------
    Total liabilities......................................  828,766   794,646
Commitments and contingencies (Note 3, 9 and 12)
Partners' deficit:
  Holdings deficit.........................................  (38,992)   (2,762)
  Partners' receivable.....................................   (2,391)   (1,514)
  Accumulated other comprehensive income ..................       33        72
                                                            --------  --------
    Total partners' deficit................................  (41,350)   (4,204)
                                                            --------  --------
      Total liabilities and partners' deficit.............. $787,416  $790,442
                                                            ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                  Years ended December 31,
                                                 ----------------------------
                                                   2001      2000      1999
                                                 --------  --------  --------
Revenues:
  Equipment rentals............................. $394,439  $365,959  $264,668
  Equipment sales...............................   25,679    37,650    34,446
                                                 --------  --------  --------
    Total revenues..............................  420,118   403,609   299,114
                                                 --------  --------  --------
Cost of revenues:
  Cost of equipment rentals.....................  274,108   228,557   172,078
  Cost of equipment sales.......................   25,200    33,407    29,661
                                                 --------  --------  --------
    Total cost of revenues......................  299,308   261,964   201,739
                                                 --------  --------  --------
Gross profit....................................  120,810   141,645    97,375
Selling, general and administrative expenses....   92,089    81,528    58,171
                                                 --------  --------  --------
Income from operations..........................   28,721    60,117    39,204
Interest expense................................   66,936    74,993    51,208
Equity earnings from AVS joint venture..........     (847)     (349)       --
(Gain) loss on the sale of non-rental equipment
 and other income, net..........................     (938)    1,387      (177)
                                                 --------  --------  --------
Loss before taxes...............................  (36,430)  (15,914)  (11,827)
(Benefit) provision for state taxes.............     (200)      200       301
                                                 --------  --------  --------
Net loss........................................ $(36,230) $(16,114) $(12,128)
                                                 ========  ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                 (In Thousands)

                                     Accumulated
                                        Other                               Total
                                    Comprehensive   Related               Partners   Compre-
                          Holdings     Income        Party     Partners'   Capital   hensive
                          Capital     (Expense)   Receivables Receivables (Deficit)    Loss
                          --------  ------------- ----------- ----------- ---------  --------
Balance at December 31,
 1998...................  $ 12,115     $    59      $(3,950)         --   $  8,224
Partner withdrawals.....    (2,862)         --           --          --     (2,862)
Transfer of related
 party receivables to
 capital................    (3,950)         --        3,950          --         --
Advances to partners....        --          --           --     $(1,524)    (1,524)
Capital contributions...    20,177          --           --          --     20,177
Comprehensive loss:
 Net loss...............   (12,128)         --           --          --    (12,128)  $(12,128)
 Unrealized investment
  loss on securities....        --         (10)          --          --        (10)       (10)
                                                                                     --------
                                                                                     $(12,138)
                          --------     -------      -------     -------   --------   ========
Balance at December 31,
 1999...................  $ 13,352     $    49      $    --     $(1,524)  $ 11,877
Forgiveness of partner
 receivables............        --          --           --         272        272
Advances to partners....        --          --           --        (262)      (262)
Comprehensive loss:
 Net loss...............   (16,114)         --           --          --    (16,114)  $(16,114)
 Unrealized investment
  gain on securities....        --          23           --          --         23         23
                                                                                     --------
                                                                                     $(16,091)
                          --------     -------      -------     -------   --------   ========
Balance at December 31,
 2000...................  $(2,762)     $    72      $    --     $(1,514)  $ (4,204)
Forgiveness of partner
 receivable.............        --          --           --         219        219
Advances to partners....        --          --           --      (1,096)    (1,096)
Comprehensive loss:
 Net loss...............   (36,230)         --           --          --    (36,230)  $(36,230)
 Unrealized investment
  loss on securities....        --         (39)          --          --        (39)       (39)
                                                                                     --------
                                                                                     $(36,269)
                          --------     -------      -------     -------   --------   ========
Balance at December 31,
 2001...................  $(38,992)    $    33      $    --     $(2,391)  $(41,350)
                          ========     =======      =======     =======   ========


   The accompanying notes are an integral part of the consolidated financial statements.

                           ANTHONY CRANE RENTAL, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                  Year Ended December 31,
                                                ------------------------------
                                                  2001       2000      1999
                                                ---------  --------  ---------
Cash flows from operating activities:
 Net loss.....................................  $ (36,230) $(16,114) $ (12,128)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization..............     69,581    61,115     44,229
   Amortization of debt issuance costs........      4,874     4,869      3,147
   Net losses (gains) on used rental equipment
    sales.....................................      1,016      (478)    (2,499)
   Net (gains) losses on other asset
    dispositions..............................       (630)    1,649          2
   Provisions for bad debts...................      2,853     2,153      2,061
   Deferred income tax (benefit) provision....       (200)      200        301
   Equity earnings from AVS joint venture.....       (847)     (349)        --
   Dividend from AVS joint venture............      1,400        --         --
Increase (decrease) in cash from changes in
 (excluding the effects of acquisitions):
   Trade accounts receivable..................      7,036   (15,696)   (11,357)
   Other receivables..........................      1,096    (1,783)     2,268
   Prepaid expenses and deposits..............      1,282      (858)      (647)
   Other non-current assets...................        (33)      (96)      (242)
   Accounts payable--trade....................     (2,018)    9,283     (3,938)
   Accrued interest...........................     (3,822)     (120)     6,034
   Accrued wages and employee benefits........        (89)    3,128      2,171
   Accrued taxes, other than income taxes.....       (633)     (951)       791
   Other accrued liabilities..................      3,377      (124)    (3,078)
                                                ---------  --------  ---------
     Net cash provided by operating
      activities..............................  $  48,013  $ 45,828  $  27,115
                                                ---------  --------  ---------
Cash flows from investing activities:
 Cash paid for business acquisitions, net of
  cash acquired (Note 16).....................     (6,290)  (36,867)  (200,463)
 Return of capital from AVS joint venture.....         --     9,000         --
 Additional investment in AVS joint venture...     (2,450)     (500)        --
 Proceeds from sale of fixed assets including
  rental equipment............................     13,591    10,178     16,527
 Proceeds from sale of property...............      5,767        --         --
 Capital expenditures.........................    (50,096)  (72,554)  (139,606)
 Cash paid for other intangibles..............     (1,638)   (1,326)        --
 Other........................................       (558)     (888)         2
                                                ---------  --------  ---------
     Net cash used in investing activities....  $ (41,674) $(92,957) $(323,540)
                                                ---------  --------  ---------
Cash flows from financing activities:
 Change in book overdraft.....................         --    (4,250)     3,055
 Proceeds from issuance of debt...............    143,351    86,000    427,000
 Payments on debt.............................   (106,635)  (29,625)  (104,625)
 Capital contributions........................         --        --        177
 Advances to partners.........................       (923)       --       (997)
 Payments under capital leases................       (684)     (841)    (7,053)
 Cash paid for debt issuances costs...........         --        --    (16,475)
 Partner withdrawals..........................         --        --     (1,310)
                                                ---------  --------  ---------
     Net cash provided by financing
      activities..............................     35,109    51,284    299,772
                                                ---------  --------  ---------
     Net increase in cash and cash
      equivalents.............................     41,448     4,155      3,347
Cash and cash equivalents, beginning of year..     13,135     8,980      5,633
                                                ---------  --------  ---------
Cash and cash equivalents, end of year........  $  54,583  $ 13,135  $   8,980
                                                =========  ========  =========
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for interest.....  $  65,884  $ 70,265  $  45,423
                                                =========  ========  =========
Noncash investing and financing activities:
 Expenditures for rental equipment purchases
  included in accounts payable................  $     769  $  5,895  $   9,675
                                                =========  ========  =========
 Noncash advances to partners.................  $     173  $    262  $     526
                                                =========  ========  =========
 Noncash partner withdrawals..................  $     219  $    272  $   1,350
                                                =========  ========  =========
 Noncash capital contribution from Holdings
  related to Carlisle acquisition.............  $      --  $     --  $  20,000
                                                =========  ========  =========
 Noncash rental equipment trade-ins...........  $   2,240  $  2,769  $   5,064
                                                =========  ========  =========
 Net book value of rental equipment
  contributed to joint venture................  $      --  $ 13,259  $      --
                                                =========  ========  =========

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

  Effective July 22, 1998, as part of the Company's Recapitalization, the Company became 99% directly-owned and 1% indirectly owned by Anthony Crane Rental Holdings, L.P. ("Holdings") (a former subsidiary of the Partnership, which has no current operations other than through the Partnership).

2.  Partnership Agreement

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

3. Liquidity and Capital Resources

  In connection with the Company's Recapitalization, the Company and Holdings incurred significant amounts of debt with interest and principal payments on the Discount Debentures, the Senior Notes and under the Senior Credit Facilities representing significant obligations of the Company and Holdings. Holdings' operations are conducted through its subsidiaries and Holdings is, therefore, dependent upon the cash flow of its subsidiaries, including the Company, to meet its debt service obligations under the Discount Debentures. The Company's liquidity needs relate to working capital, debt service, capital expenditures and potential acquisitions.

  Beginning in early 2001, the Company's financial condition began to deteriorate due to higher labor and maintenance costs, capital expenditures and an overall economic recession in the United States. As mentioned above, the Company is highly leveraged and, as such, faces significant future debt service payments. The Company was in compliance with its debt covenants under its Senior Credit Facilities at December 31, 2001, but did not expect to be in compliance with these financial covenants during fiscal year 2002. In response to these conditions and events, management has implemented a financial restructuring program ("the Restructuring Program"), which included obtaining an amendment and modification to the Senior Credit Facilities, the receipt of $8.0 million from the issuance of paid-in-kind debt to Bain Capital during the second quarter of 2002, and a plan to reduce both direct and indirect costs combined with a reduction in the level of capital expenditures.

  On June 17, 2002, the Company entered into an amendment and modification to its Senior Credit Facilities, effective as of March 31, 2002 ("the Second Amended and Restated Senior Credit Facilities"). The more significant provisions of the amendment include a reduction in the maximum amount available under the revolving credit facility from $425 million to $300 million, and an increase in the interest rate margins by 100 basis points. In addition, the amendment allowed for a modification of existing covenants, a new covenant restricting the level of capital expenditures in 2002, and a more restrictive set of negative covenants, including tighter limitations on the incursion of indebtedness, contingent obligations and liens, making investments or restricted payments and the consummation of acquisitions and asset sales. Under the Second Amended and Restated Senior Credit Facilities, all existing and potential events of default under the Senior Credit Facilities, including violations of affirmative covenants, have been waived without prejudice to any rights or remedies that

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)

were available. In addition, from October 1, 2002 through January 30, 2003, and from October 1, 2003 through January 30, 2004, the Company will be required to maintain a minimum level of availability under the Second Amended and Restated Senior Credit Facilities. Additionally, the Second Amended and Restated Credit Facilities require that the Company, within a specified time frame, reduce borrowings under the Revolving Credit Facility by remitting funds received from asset sales, insurance proceeds, the issuance of debt or equity securities and any cash or cash equivalents in excess of a specified level. The Second Amended and Restated Senior Credit Facilities also allow for certain remedies, including the acceleration of maturities of outstanding amounts upon the occurrence of a material adverse change, as defined therein. By its definition in the Second Amended and Restated Senior Credit Facilities, there exists some subjectivity in determining what constitutes a material adverse change. The Company considers the potential of such a change occurring to be unlikely.

  The Company was in full compliance with the financial covenants contained in the Second Amended and Restated Senior Credit Facilities at March 31, 2002 and, based on the Restructuring Program and its forecasted results for 2002, believes it will be in compliance throughout 2002. If the Company were not in compliance with these covenants and was unable to remedy the violation through an amendment, waiver, or other means, the Company's business, financial condition and results of operations could be materially adversely affected.

  As a result of the annual adjustment provisions to the Company's borrowing base under the Second Amended and Restated Senior Credit Facilities, management expects the borrowing base availability to be reduced by $30.0 million to $37.0 million in January 2003. Additionally, in February 2003, the Company will be required to make a regularly scheduled semi-annual interest payment of approximately $8.0 million on the Senior Notes. These events will substantially reduce the liquidity and capital resources available to the Company.

  Although the Restructuring Program discussed above is in the early phases, management believes that it will provide the necessary improvements in operating results and operating cash flow to fund the 2002 debt service payments. Because of the Company's substantial indebtedness, a significant portion of operating cash flow generated may need to be devoted to debt service. This could reduce the funds available for other purposes. The significant indebtedness also could constrain the Company's ability to obtain additional financing since substantially all of the Company's assets are subject to security interests related to existing indebtedness.

  If the Company is unable to service the indebtedness and fund operating activities, the Company may be forced to adopt an alternate strategy that could include reducing or delaying capital expenditures, limiting the Company's growth, seeking additional financing, selling assets or further restructuring or refinancing the Company's indebtedness. There can be no assurance that any of these alternatives could be effected on favorable terms or at all.

4. Summary of Significant Accounting Policies

 Basis of Presentation

  The consolidated financial statements include the accounts of the Partnership and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Cash and Cash Equivalents

  The Partnership considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

 Investment Securities

  Investment securities, included in other assets, are classified as available for sale and are recorded at the aggregate fair market value determined at the consolidated balance sheet dates. Gross unrealized investment

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)

gains/losses are included as a separate component of partners' deficit in accumulated other comprehensive income.

 Rental Equipment and Property and Equipment

  Rental equipment and property and equipment are stated at cost less accumulated depreciation.

  Major renewals and improvements are charged to the property and equipment accounts, while replacements, maintenance and repairs which do not improve the asset or extend the useful lives of the respective assets are expensed. Upon disposition or retirement of property and equipment, the cost and the related accumulated depreciation are removed from the accounts and any gain or loss is recorded in results of operations. Depreciation of rental equipment and property and equipment is computed using the straight-line method based on the estimated useful lives of the assets and an established salvage value ranging from 15% to 35%.

  The useful lives of depreciable rental equipment and property and equipment are as follows:

                                                                   Life in Years
                                                                   -------------
   Rental equipment:
     Cranes, lifts and other heavy equipment......................    8-12.5
   Property and equipment:
     Buildings and improvements...................................      5-30
     Motor vehicles and trailers..................................       3-8
     Machinery and tools..........................................       3-8
     Furniture, fixtures and office equipment.....................      5-10

 Intangible Assets

  Intangible assets consist of non-compete agreements, customer lists, trade names and unidentifiable goodwill related to various business acquisitions. These assets are being amortized using the straight-line method over periods ranging from 2 to 20 years. See Recently Adopted Accounting Standards regarding the accounting for goodwill and intangibles amortization effective January 1, 2002.

 Impairment of Long-Lived Assets

  The Partnership periodically reviews the carrying value of long-lived assets, which include rental equipment, property and equipment and intangible assets and will recognize impairments whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. See Recently Adopted Accounting Standards regarding the accounting for the impairment or disposal of long-lived assets effective January 1, 2002.

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

 Shipping and Freight Costs

  Shipping and freight costs for equipment rentals that are billed to customers are recorded as part of equipment rental revenue. The related expense for shipping and freight costs are classified as part of the cost of equipment rentals.

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


 Self Insurance Reserves

  The Company carries general liability, vehicle liability, property, workers compensation and employer's liability coverage, as well as umbrella liability policies to provide excess coverage over the underlying limits contained in these primary policies.

  The Company's insurance programs for worker's compensation, general liability, vehicle liability, property and employee related health care benefits are principally self-insured. Claims in excess of per claim or aggregate self-insurance levels are fully insured. Losses are accrued based upon the Company's estimates of the aggregate liability for claims filed and claims incurred but not reported using certain actuarial assumptions followed in the insurance industry and based on Company experience.

 Income Taxes

  The partners included in the accompanying consolidated financial statements have elected to be treated as either an S-corporation or a partnership for federal income tax purposes.

  Similar elections are made, where possible, for state income tax purposes. Accordingly, all federal and state income tax liabilities (except for Texas) are borne by the partners and, thus, are not reflected in the accompanying consolidated financial statements.

  Deferred income tax assets and liabilities are provided for Texas state income tax purposes for the temporary differences between the tax basis of assets and liabilities and the financial reporting basis using enacted tax rates in effect in the years in which these differences are expected to reverse. These differences principally relate to depreciation and the reporting for certain revenues and expenses. The Company has recorded a net deferred tax liability in other non-current liabilities of $1.5 million and $1.7 million at December 31, 2001 and 2000, respectively.

 Concentration of Credit Risk

  Financial instruments which potentially subject the Partnership to significant concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Partnership's customer base and their geographic dispersion. The Partnership generally does not require collateral on accounts receivable. As of December 31, 2001 and 2000, the Partnership had no significant concentrations of credit risk.

  The Partnership maintains cash and cash equivalents with a limited number of financial institutions located throughout the country. At December 31, 2001, a significant portion of the Partnership's cash and cash equivalents were maintained at one financial institution. No collateral or other security is provided on these deposits, other than that provided by the Federal Deposit Insurance Corporation. The Partnership's periodic evaluations of the relative credit standing of these financial institutions are considered in the Partnership's business strategy.

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

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


 Reclassifications

  Certain prior period amounts have been reclassified to conform to the current year presentation.

 Recently Adopted Accounting Standards

  The Company adopted SFAS No. 141 "Business Combinations," (SFAS No. 141) for all business combinations after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for using the purchase method, and it further clarifies the criteria for recognition of intangible assets separately from goodwill. Since June 30, 2001, the Company has entered into two business combinations, both of which have been accounted for under the provisions of SFAS No. 141. See Note 7 for additional information regarding business combinations.

  Effective January 1, 2002, the Company will adopt SFAS No. 142 "Goodwill and Other Intangible Assets," (SFAS No. 142) for existing goodwill and other intangible assets. SFAS No. 142 eliminates the amortization of goodwill and intangible assets with indefinite useful lives and requires annual testing for impairment. SFAS No. 142 requires the assignment of assets acquired and liabilities assumed, including goodwill, to reporting units for purposes of goodwill impairment testing. Under the provisions of SFAS No. 142, any impairment of goodwill will be written off and recognized as a cumulative effect of a change in accounting principle effective January 1, 2002. The Company had unamortized goodwill of $23.4 million at December 31, 2001, and had recorded net goodwill amortization expense of $1,678, $1,135 and $685 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company is currently evaluating the cumulative effect and ongoing impact of the application of SFAS No. 142 on the consolidated financial statements.

  Effective January 1, 2002, the Company will adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. Management is currently developing a plan to apply the provisions of this standard to its operations on an ongoing basis.

  In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 established standards for accounting for obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is required to be adopted by the Company beginning on January 1, 2003. Management is currently assessing the details of the standard and is preparing a plan of implementation.

5. Property and Equipment

  Property and equipment consist of the following as of December 31:

                                                               2001      2000
                                                             --------  --------
   Land..................................................... $  8,311  $ 11,327
   Buildings and improvements...............................   20,174    19,880
   Motor vehicles and trailers..............................   45,857    45,078
   Machinery and tools......................................    2,455     2,546
   Furniture, fixtures and office equipment.................    5,210     3,802
   Spare equipment parts....................................   11,503    16,575
                                                             --------  --------
                                                               93,510    99,208
   Less accumulated depreciation and amortization...........  (34,336)  (28,165)
                                                             --------  --------
                                                             $ 59,174  $ 71,043
                                                             ========  ========

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


  Depreciation expense for rental equipment and property and equipment was approximately $60,893, $53,115, and $39,982 in 2001, 2000 and 1999,
respectively.

6. Long-Term Debt

  Long-term debt consists of the following as of December 31:

                                                                2001     2000
                                                              -------- --------
   10 3/8% Company Senior Notes, due 2008 (A)................ $155,000 $155,000
   Senior Credit Facilities of the Company (B)
     Revolving Credit Facility...............................  318,250  280,500
     Term Loan...............................................   50,000   50,000
     First Priority Term Loan................................  243,750  246,250
   Equipment Note Payable (C)................................    1,466       --
                                                              -------- --------
                                                               768,466  731,750
   Less current portion of long-term debt....................    2,685    2,500
                                                              -------- --------
                                                              $765,781 $729,250
                                                              ======== ========

--------
(A) The Senior Notes of $155 million were issued in connection with the Company's Recapitalization on July 22, 1998 and mature on August 1, 2008. Interest on the Senior Notes accrues at the rate of 10 3/8% per annum from the issue date and is payable semi-annually.

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

(B) The Senior Credit Facilities, as amended in conjunction with the Carlisle acquisition, consist of a $425.0 million six-year non-amortizing Revolving Credit Facility, a $50.0 million eight-year non-amortizing Term Loan and a $250.0 million seven-year First Priority Term Loan. The Revolving Credit Facility is available on a revolving basis subject to a borrowing base during the period through July 22, 2004. At the Company's option, loans made under the Revolving Credit Facility bear interest at either (i) the Base Rate (defined as the highest of the rate of interest announced publicly by Fleet National Bank from time to time as its prime rate or the Federal funds effective rate from time to time plus 0.50%) plus a margin of 1.50%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus a margin of 2.5%, subject to adjustment based on a leverage test. The Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 2.5%, or (ii) the reserve-adjusted LIBOR rate plus a margin of 3.5%. The First Priority Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 2.25%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted LIBOR rate plus a margin of 3.25%, subject to adjustment based on a leverage test.

  Revolving loans may be borrowed, repaid and reborrowed from time to time through the expiration date of the Senior Credit Facilities. The Term Loan may be repaid at any time but is subject to certain call protections and must be repaid in full on July 22. 2006. The First Priority Term Loans will be amortized in

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)

  an annual amount equal to 1% of the aggregate principal amount thereof with the unpaid balance thereof payable in full on July 20, 2006.

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

  The Senior Credit Facilities, the Senior Notes and the Discount Debentures of $48.0 million issued by Holdings contain certain covenants that limit, among other things, the ability of the Company and Holdings to: (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes;
  (ii) incur additional indebtedness or issue preferred equity interests;
  (iii) merge, consolidate or sell all or substantially all of its assets;
  (iv) create liens on assets; (v) limit the level of capital expenditures, including acquisitions and (vi) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio. At December 31, 2001, the Company was in full compliance with the financial covenants, including with respect to the minimum interest coverage ratio.

  As discussed in Note 3, on June 17, 2002, the Company entered into an amendment and modification, effective March 31, 2002, to its Senior Credit Facilities to modify certain provisions of the agreement, including the financial covenants. As a result of the amendment, the Company was in full compliance with the financial covenants at March 31, 2002 and believes it will be in compliance throughout 2002. If the Company were not in compliance with these covenants and were unable to remedy the violation through an amendment, waiver or other means, the Company's business, financial condition and results of operations could be materially adversely affected.

(C) The Equipment Note Payable consists of a promissory note with an interest rate of 8.54% payable in monthly installments through February 2008. These borrowings are collateralized by a security interest in the equipment purchased with the proceeds.

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


  The aggregate principal maturities of long-term debt for the next five years are as follows:

   2002................................................................ $  2,685
   2003................................................................    2,705
   2004................................................................  320,974
   2005................................................................    2,744
   2006................................................................  284,015
   Thereafter..........................................................  155,343
                                                                        --------
                                                                        $768,466
                                                                        ========

7. Business Acquisitions

  On December 27, 2001, the Company acquired all of the common stock of Thompson & Rich Crane Service, Inc. ("TRC"). The aggregate purchase price was $7.3 million of which $1.5 million was paid in cash at closing and $5.8 million was paid in January 2002, subject to certain post closing purchase price adjustments.

  On July 2, 2001, the Company acquired certain assets of Head and Engquist Equipment, L.L.C., doing business as South Texas Equipment Company ("South Texas"). The aggregate purchase price was $4.8 million in cash.

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

  These acquisitions, which were principally financed through borrowings under the Company's Senior Credit Facilities, were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired, principally consisting of rental equipment, based on their estimated fair values. Goodwill in the amounts of $0.1 million (TRC), $2.5 million (CCI), $0.1 million (Linder), $3.1 million (Coulter), $1.0 million (King Crane), and $1.6 million (Sacramento Valley Crane), respectively, was recorded as a result of the acquisitions and is being amortized over a period of fifteen years. In addition, the Company allocated $0.7 million to a non-compete agreement for the South Texas acquisition, which is being amortized over the term of the agreement, five years.

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


  Certain required pro forma financial information related to the 2001 and 2000 acquisitions have not been presented since the acquisitions were not material, either individually or in the aggregate, to the Partnership's consolidated financial position or its consolidated results of operations.

8. Equity Investment in Joint Venture

  On February 29, 2000, the Company entered into an agreement with Van Seumeren, USA, to form a joint venture, A.V.S. Services, L.L.C. ("AVS"), to engage in heavy lift services. Under the terms of the agreement, each partner in the joint venture shares equally in the profit or loss of the joint venture.

  During 2001, the Company contributed cash amounting to approximately $2.4 to AVS. In addition, during 2001, the Company received dividends from AVS of $1.4 million and recorded equity income of $.8 million for the year ended December 31, 2001.

  During 2000, the Company contributed assets to AVS with a net book value of $13.8 million. In addition, during 2000, the Company received a return of capital from AVS of $9.0 million and recorded equity income of $0.3 million for the period ended December 31, 2000.

  The Company's investment in AVS has been accounted for using the equity method. The following table summarizes AVS's financial position and results of operations as of and for the years ended December 31, 2001 and 2000, respectively:

                                                                 2001    2000
                                                                ------- -------
                                                                  (Unaudited)
Financial Position
------------------
Total Assets................................................... $37,250 $36,114
                                                                ======= =======
Total Liabilities.............................................. $25,453 $28,418
                                                                ======= =======
Total Partners' Capital........................................ $11,797 $ 7,696
                                                                ======= =======
Results of Operations
---------------------
Revenue........................................................ $13,190 $ 8,290
Expenses.......................................................  11,187   7,594
                                                                ------- -------
Net Income..................................................... $ 2,003 $   696
                                                                ======= =======

  At December 31, 2001 and 2000, the Company's investment in AVS exceeded its ownership in the underlying equity in the net assets of AVS by $1.1 million and $1.3 million, respectively. This excess is the result of the carrying values of the assets contributed being greater than the values assigned to these assets by the partners of the joint venture. The Company has determined that the assets are not impaired. Accordingly, the excess is being amortized against equity income on a straight-line basis over 15 years, the expected useful lives of the contributed assets.

9. Lease Commitments

  The Partnership leases various pieces of property and equipment under long-term operating lease agreements with third parties.

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


  The approximate future minimum lease payments under these agreements are as follows:

   Year ending December 31:
     2002................................................................ $7,797
     2003................................................................  6,794
     2004................................................................  3,948
     2005................................................................  3,419
     2006................................................................  2,345
     Thereafter..........................................................  5,667

  Total rental expense for all leases, exclusive of related party leases, discussed in Note 10 approximated $7,175, $4,868 and $4,267 in 2001, 2000 and 1999, respectively.

  The following is a schedule of future minimum lease payments under the capital lease agreements together with the net present value of the future minimum lease payments as of December 31, 2001:

   Year ending December 31:
     2002............................................................... $  755
     2003...............................................................    785
     2004...............................................................    934
     2005...............................................................    240
     2006...............................................................    240
     Thereafter.........................................................    911
                                                                         ------
   Total minimum lease payments.........................................  3,865
   Less amount representing interest....................................    653
                                                                         ------
   Present value of minimum lease payments..............................  3,212
   Less current portion.................................................    549
                                                                         ------
                                                                         $2,663
                                                                         ======

  Included in rental equipment is cost and accumulated depreciation for these leased assets of $3,727 and $646, respectively, at December 31, 2001 and $4,266 and $455, respectively, at December 31, 2000.

10. Related Party Transactions

  The Partnership periodically rents equipment to affiliated companies, including companies owned by an equity owner of the Company. Rental revenues from such transactions totaled $1,367, $3,379 and $886 in 2001, 2000 and 1999, respectively. In addition, in 1999, the Company sold equipment to these affiliated companies, with gross proceeds totaling $325. In addition, the Partnership rents equipment and utilizes personnel from these affiliated companies. Expenses from such transactions totaled $1,498, $1,946 and $242 in 2001, 2000 and 1999, respectively. The Partnership receives legal services from an affiliated company. Fees for such services totaled $128, $129 and $49 in 2001, 2000 and 1999, respectively. The Partnership receives inspection services from a company owned by another equity owner. Expenses from such transactions totaled $70, $52 and $46 in 2001, 2000 and 1999, respectively. In addition, the Partnership also reimbursed Mr. Anthony for the Partnership's use of his personal airplanes in 1999. Such reimbursement totaled $282. The Partnership also purchased a piece of equipment from an affiliated company in 2000 for $96.

  Amounts due from these affiliated companies totaled $80 and $1,114 at December 31, 2001 and 2000, respectively.

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


  In connection with the Carlisle acquisition in 1999 and the Amendment of the Company's Senior Credit Facilities to finance the acquisition, the Company paid Bain Capital, Inc. (Bain Capital) transaction fees aggregating $4.2 million.

  In connection with funding an executive's purchase of equity, the Company has recorded a liability due to Bain with a corresponding partners' receivable included in the partners' deficit section of the accompanying consolidated balance sheets. In addition, in 2001, the Company made loans to two executives in the amount of $923 against the purchase of equity in 1998 for which the executives had previously paid cash.

  In connection with a management service agreement entered into with Bain Capital, which provides for an annual fee of $1 million plus expenses, the Partnership incurred approximately $1,082 ,$1,080 and $1,083 in fees and expenses to Bain Capital in 2001, 2000 and 1999, respectively.

  The Partnership leases certain property from a partner under long-term operating lease arrangements that contain annual renewal options, as presented below:

                                         Lease Expense
                                         -------------
   Description           Location         2001   2000
   -----------     --------------------- ------ ------
   Branch office   Wilder, Kentucky      $  416 $  416
   Branch office   Orlando, Florida          84     84
   Branch office   Dayton, Ohio              60     60
   Branch office   Indianapolis, Indiana     80     80
   River Frontage  Taylorsport, Kentucky    144    144
                                         ------ ------
                                           $784 $  784
                                         ====== ======

Future minimum lease payments under the above lease arrangements are as follows:

   2002.................................................................... $784
   2003....................................................................  784
   2004....................................................................  784
   2005....................................................................  784
   2006....................................................................  784

11. Employee Benefit Plans

  The Partnership has a profit-sharing defined contribution pension plan covering substantially all non-union employees. The contribution to the plan is an amount determined by the Partnership and was one percent of the eligible participant's compensation for 1999. No contributions were made in 2001 or 2000.

  The plan also includes a 401(k) savings plan feature that enables employees to make voluntary salary reduction contributions up to 15% of eligible compensation to the plan. The Partnership matched fifty percent of the contributions, up to six percent of the participant's compensation. In September 2000, the Plan was amended to provide for a match of 100% of employee contributions, up to three percent of the participant's compensation, plus 50% of contributions up to five percent of the participant's compensation. In January 2002, the Plan was further amended to provide for the rate of matching contributions to be determined by the Company, at its discretion, on an annual basis following the end of the Plan year.

  The Partnership also had a 401(k) plan for all eligible employees of Carlisle Construction Co., Inc. and Subsidiaries (Carlisle), which were acquired by the Company on July 1, 1999. The 401(k) savings plan feature

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)

enabled Carlisle employees to make voluntary salary reduction contributions. The Partnership matched 100% of employee contributions, up to three percent of the participant's compensation. The Partnership could also make discretionary contributions to the plan as determined by the Board of Directors. In September 2000, the plan was merged into the Partnership's profit-sharing defined contribution pension plan.

  The Partnership's total expense for the profit-sharing and 401(k) savings plans was approximately $825, $887 and $816 in 2001, 2000 and 1999, respectively.

  Union employees of the Partnership are covered by various union-sponsored, collectively bargained, benefit plans. The Partnership's contributions to these multi-employer plans are based on specified amounts per hours worked by the covered union employees. One such plan is underfunded and the unfunded amount is being funded through ongoing contributions by all sponsoring companies. Under certain circumstances, the Partnership may have to accelerate such funding. Union employees receive union-sponsored benefits such as pension benefits, health and welfare benefits, annuity benefits, industry advancement and apprentice training. The total cost of these union benefits approximated $20,926, $16,804 and $11,547 in 2001, 2000 and 1999, respectively.

12. Contingencies

  The Company is a party to a number of lawsuits and claims arising out of the usual course of business.

  While the Company cannot predict the outcome of these matters, in the opinion of management upon advice of counsel, any liability resulting thereunder will not have a material adverse effect on the Company's business or financial condition, after giving effect to provisions already recorded. There can be no assurance that an adverse outcome in one or more of these matters will not be material to results of operations in any one period. Additionally, certain of these matters are covered by the indemnity from the partners of the Partnership prior to the Company's Recapitalization.

  The Company has received a proposed assessment from a state taxing authority in the amount of $2.4 million, including interest and penalties of $0.5 million and $0.2 million, respectively, as a result of a state sales and use tax audit for the years 1995 through 1999. During 2001, the Company recorded a liability for this matter representing management's best estimate of the ultimate liability as management believes the assessment contains certain errors. Management is presently reviewing the assessment with the respective state taxing authority.

  On a joint and several basis with its Partner, the Company has guaranteed a capital lease obligation of AVS, a joint venture, in an amount equal to 75% of the remaining balance of the lease. Under the AVS joint venture agreement, the joint venture partner would reimburse any amounts paid by the Company in excess of its pro-rata share of the obligation. The remaining balance of the AVS capital lease obligation was $22,251 and $24,864 at December 31, 2001 and 2000, respectively.

13. Disclosures about the Fair Value of Financial Instruments

  The carrying values and fair values of the Company's financial instruments at December 31 consisted of:

                                                    2001             2000
                                              ---------------- ----------------
                                              Carrying  Fair   Carrying  Fair
                                               Value    Value   Value    Value
                                              -------- ------- -------- -------
Cash and cash equivalents.................... $54,583  $54,583 $13,135  $13,135
Trade accounts receivable....................  63,648   63,648  72,317   72,317
Accounts payable-trade.......................  16,747   16,747  23,304   23,304
Long-term debt, including current portion.... 768,466  639,816 731,750  636,611
Capital lease obligations....................   3,212    3,212   3,896    3,896

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


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

  Long-term debt and capital lease obligations: The fair value of the Senior Credit Facilities and capital lease obligations is based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The fair value of the Senior Notes is based upon market quotes.

14. Subsidiary Guarantors

  All of the Company's subsidiaries are wholly owned and all of the outstanding debt under the Company's Senior Notes and amended Senior Credit Facility are guaranteed on a full, unconditional and joint and several basis by all of these subsidiaries (the "Guarantor Subsidiaries"). The following supplemental condensed financial information presents the financial position, results of operations and cash flows for the Company and Guarantor Subsidiaries as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001. Separate financial statements of the Guarantor Subsidiaries have not been presented because management believes they are not material to investors.

  Effective December 31, 2000, Carlisle Equipment Group, L.P. and Carlisle G.P., L.L.C. (collectively referred to as "Carlisle"), as wholly-owned subsidiary of the Company entered into a Deed of Distribution and Assumption of Liabilities, distributing all of its assets to the Company. Accordingly, Carlisle no longer has any assets or operations.

                           ANTHONY CRANE RENTAL, L.P.

                                 (In Thousands)


  The following table summarizes the financial position, results of operations and cash flows for the Company and its guarantor subsidiaries as of and for the year ended December 31, 2001:

                                             December 31, 2001
                              -------------------------------------------------
                                            Other
                              Operating   Guarantor   Intercompany
                               Company   Subsidiaries Eliminations Consolidated
                              ---------  ------------ ------------ ------------
BALANCE SHEET
Assets:
Total current assets........  $121,739     $ 13,955     $(10,084)    $125,610
Investment in subsidiaries..    27,734           --      (27,734)          --
Rental equipment, net of
 accumulated depreciation...   485,244       13,261           --      498,505
Property and equipment, net
 of accumulated
 depreciation...............    58,238          936           --       59,174
Other assets................   104,127           --           --      104,127
                              --------     --------     --------     --------
  Total assets..............  $797,082     $ 28,152     $(37,818)    $787,416
                              ========     ========     ========     ========
Liabilities and partners'
 capital (deficit):
Total current liabilities...  $ 66,000     $    418     $(10,084)    $ 56,334
Long term debt, less current
 portion....................   765,781           --           --      765,781
Other non-current
 liabilities................     6,651           --           --        6,651
                              --------     --------     --------     --------
  Total liabilities.........   838,432          418      (10,084)     828,766
Partners' capital
 (deficit)..................   (41,350)      27,734      (27,734)     (41,350)
                              --------     --------     --------     --------
  Total liabilities and
   partners' capital
   (deficit)................  $797,082     $ 28,152     $(37,818)    $787,416
                              ========     ========     ========     ========
STATEMENT OF OPERATIONS
Total revenues..............  $397,011     $ 23,107     $     --     $420,118
                              --------     --------     --------     --------
Total cost of revenues......   289,182       10,126           --      299,308
Selling, general and
 administrative.............    89,810        2,279           --       92,089
                              --------     --------     --------     --------
Income from operations......    18,019       10,702           --       28,721
Interest expense and other
 income, net................    65,157           (6)          --       65,151
                              --------     --------     --------     --------
Income (loss) before taxes
 ...........................   (47,138)      10,708           --      (36,430)
Provision for state taxes...      (200)          --           --         (200)
                              --------     --------     --------     --------
Net income (loss)...........  $(46,938)    $ 10,708     $     --     $(36,230)
                              ========     ========     ========     ========
STATEMENT OF CASH FLOWS
Net cash provided by
 operating activities.......  $ 36,643     $ 11,370     $     --     $ 48,013
                              --------     --------     --------     --------
Net cash used in investing
 activities.................  $(30,498)    $(11,176)    $     --     $(41,674)
                              --------     --------     --------     --------
Net cash provided by
 financing activities.......  $ 35,109     $     --     $     --     $ 35,109
                              --------     --------     --------     --------

                           ANTHONY CRANE RENTAL, L.P.

                                 (In Thousands)

  The following table summarizes the financial position, results of operations and cash flows for the Company and its guarantor subsidiaries for the year ended December 31, 2000:

                                              December 31, 2000
                          -----------------------------------------------------------
                                                  Other
                          Operating             Guarantor   Intercompany
                           Company   Carlisle  Subsidiaries Eliminations Consolidated
                          ---------  --------  ------------ ------------ ------------
BALANCE SHEET
Assets:
Total current assets....  $ 93,171   $     --    $ 4,843      $ (2,932)    $ 95,082
Investment in
 subsidiaries...........    17,026         --         --       (17,026)          --
Rental equipment, net of
 accumulated
 depreciation...........   496,121         --     15,020            --      511,141
Property and equipment,
 net of accumulated
 depreciation...........    70,049         --        994            --       71,043
Other assets............   113,153         --         23            --      113,176
                          --------   --------    -------      --------     --------
  Total assets..........  $789,520   $     --    $20,880      $(19,958)    $790,442
                          ========   ========    =======      ========     ========
Liabilities and
 partners' capital
 (deficit):
Total current
 liabilities............  $ 56,465   $     --    $ 3,854      $ (2,932)    $ 57,387
Long term debt, less
 current portion........   729,250         --         --            --      729,250
Other non-current
 liabilities............     8,009         --         --            --        8,009
                          --------   --------    -------      --------     --------
  Total liabilities.....   793,724         --      3,854        (2,932)     794,646
Partners' capital
 (deficit)..............    (4,204)        --     17,026       (17,026)      (4,204)
                          --------   --------    -------      --------     --------
  Total liabilities and
   partners' capital
   (deficit)............  $789,520   $     --    $20,880      $(19,958)    $790,442
                          ========   ========    =======      ========     ========
STATEMENT OF OPERATIONS
Total revenues..........  $278,869   $116,507    $16,350      $ (8,117)    $403,609
                          --------   --------    -------      --------     --------
Total cost of revenues..   182,659     79,780      7,642        (8,117)     261,964
                          --------   --------    -------      --------     --------
Selling, general and
 administrative.........    61,704     18,102      1,722            --       81,528
                          --------   --------    -------      --------     --------
Income from operations..    34,506     18,625      6,986            --       60,117
                          --------   --------    -------      --------     --------
Interest expense and
 other income, net......    50,596     23,119      2,316            --       76,031
                          --------   --------    -------      --------     --------
Income (loss) before
 taxes and extraordinary
 items..................   (16,090)    (4,494)     4,670            --      (15,914)
                          --------   --------    -------      --------     --------
Provision for state
 taxes..................       200         --         --            --          200
                          --------   --------    -------      --------     --------
Net income (loss).......  $(16,290)  $ (4,494)   $ 4,670      $     --     $(16,114)
                          ========   ========    =======      ========     ========
STATEMENT OF CASH FLOWS
Net cash provided by
 operating activities...  $ 17,257   $ 24,206    $ 4,365      $     --     $ 45,828
                          --------   --------    -------      --------     --------
Net cash used in
 investing activities...  $(62,719)  $(27,063)   $(3,175)     $     --     $(92,957)
                          --------   --------    -------      --------     --------
Net cash provided by
 financing activities...  $ 51,224   $     60    $    --      $     --     $ 51,284
                          --------   --------    -------      --------     --------

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


  The following table summarizes results of operations and cash flows for the Company and its guarantor subsidiaries for the year ended December 31, 1999:

                                              December 31, 1999
                          -----------------------------------------------------------
                                                  Other
                          Operating             Guarantor   Intercompany
                           Company   Carlisle  Subsidiaries Eliminations Consolidated
                          ---------  --------  ------------ ------------ ------------
STATEMENTS OF OPERATIONS
Total revenues..........  $ 236,710  $54,823     $10,730      $(3,149)    $ 299,114
                          ---------  -------     -------      -------     ---------
Total cost of revenues..    164,239   35,611       5,038       (3,149)      201,739
Selling, general and
 administrative.........     48,347    8,875         949           --        58,171
                          ---------  -------     -------      -------     ---------
Income from operations..     24,124   10,337       4,743           --        39,204
Interest expense and
 other (income) expense,
 net....................     41,655    7,918       1,458           --        51,031
                          ---------  -------     -------      -------     ---------
Income (loss) before
 taxes..................    (17,531)   2,419       3,285           --       (11,827)
Provision for state
 taxes..................        301       --          --           --           301
                          ---------  -------     -------      -------     ---------
Net income (loss).......  $ (17,832) $ 2,419     $ 3,285      $    --     $ (12,128)
                          =========  =======     =======      =======     =========
STATEMENT OF CASH FLOWS
Net cash provided by
 operating activities...  $  16,693  $ 8,885     $ 3,116      $(1,579)    $  27,115
                          ---------  -------     -------      -------     ---------
Net cash used in
 investing activities...  $(313,749) $(7,896)    $(3,474)     $ 1,579     $(323,540)
                          ---------  -------     -------      -------     ---------
Net cash provided by
 finacing activities....  $ 299,809  $   (37)    $    --      $    --     $ 299,772
                          ---------  -------     -------      -------     ---------

15. Operating Segment Information

  The Company identifies and manages its business as two operating segments, equipment rentals and equipment sales.

  The equipment rentals segment is engaged in the rental of cranes and other heavy equipment primarily for industrial maintenance and construction to a variety of companies in the petrochemical, paper, steel, utility, power generation, telecommunications, mining and multiple other industries, throughout the United States. The equipment sales segment sells new and used equipment to commercial construction, industrial and residential users.

  The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies". The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization (EBITDA), as defined to exclude net gains (losses) on sales of used equipment.

  The Company does not maintain information about assets for its reportable segments. Accordingly, the items specified in Paragraph 28 of SFAS No. 131 are not applicable.

                          ANTHONY CRANE RENTAL, L.P.

                                (In Thousands)


  The table below presents information about reported segments for the year ended December 31:

                                                    Equipment Equipment
                                                     Rentals    Sales    Total
                                                    --------- --------- --------
     2001:
       Revenues.................................... $394,439   $25,679  $420,118
       EBITDA...................................... $ 98,729   $ 1,495  $100,224
     2000:
       Revenues.................................... $365,959   $37,650  $403,609
       EBITDA...................................... $119,993   $ 1,108  $121,101
     1999
       Revenues.................................... $264,668   $34,446  $299,114
       EBITDA...................................... $ 80,174   $   760  $ 80,934

  A reconciliation of total segment EBITDA to total consolidated loss before taxes for the year ended December 31, is as follows:

                                                   2001      2000      1999
                                                 --------  --------  --------
     Total EBITDA for reportable segments....... $100,224  $121,101  $ 80,934
     Depreciation and amortization..............  (69,581)  (61,115)  (44,229)
     Interest...................................  (66,936)  (74,993)  (51,208)
     Net (loss) gain on sales of used
      equipment.................................   (1,016)      478     2,499
     Other income (loss)........................      879    (1,385)      177
                                                 --------  --------  --------
     Consolidated loss before taxes............. $(36,430) $(15,914) $(11,827)
                                                 ========  ========  ========

16. Cash Flow Statement

    Supplemental cash flow information with respect to acquisitions discussed in Note 7 was as follows:

                                                     2001     2000      1999
                                                    -------  -------  --------
Detail of Acquisitions:
  Fair value of assets acquired, net of cash
   acquired........................................ $13,493  $43,362  $218,825
  Fair value of liabilities assumed................  (1,367)  (6,495)  (17,862)
  Note Payable to Seller...........................  (5,836)      --      (500)
                                                    -------  -------  --------
  Cash paid for acquisitions....................... $ 6,290  $36,867  $200,463
                                                    =======  =======  ========

17. Supplementary Financial Data (Unaudited)

  The following table presents unaudited quarterly operating results for each of the Company's last eight quarters as well as the percentage of the Company's total revenues represented by each item. This information has been prepared by the Company on a basis consistent with the Company's audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) that management considers necessary for the fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations.

                                                Quarter Ended
                         ---------------------------------------------------------------------
                            March 31          June 30         September 30      December 31
                         ---------------   ---------------   ---------------   ---------------
2000
Total revenues.......... $ 97,585  100.0%  $ 99,163  100.0%  $100,070  100.0%  $106,791    100%
Gross profit............   32,499   33.3%    36,080   36.4%    37,993   38.0%    35,073   32.8%
Loss before income
 taxes..................   (4,270)  (4.4%)   (1,799)  (1.8%)     (269)  (0.3%)   (9,576)  (9.0%)
Net loss................   (4,370)  (4.5%)   (1,899)  (1.8%)     (269)  (0.3%)   (9,576)  (9.0%)
2001
Total revenues.......... $113,682  100.0%  $106,912  100.0%  $101,589  100.0%  $ 97,935    100%
Gross profit............   33,637   29.6%    31,743   29.7%    27,993   27.6%    27,437   28.0%
Loss before income
 taxes..................   (6,389)  (5.6%)   (5,886)  (5.5%)  (10,136) (10.0%)  (14,019) (14.3%)
Net loss................   (6,389)  (5.6%)   (5,636)  (5.3%)   (9,954)  (9.8%)  (14,251) (14.6%)

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

Name                     Age                             Position
----                     ---                             --------
Jeffrey J. Fenton*......  44 Member of the GP Board and Chief Executive Officer
Albert C. Bove..........  54 Executive Vice President--Operations
Arthur J. Innamorato*...  47 Executive Vice President--General Manager & Business Development
Blake W. Harbaugh.......  38 Vice President of Finance
Joseph M. Connelly......  54 Senior Vice President--Northeast Region
Ray Graham..............  51 Senior Vice President--Southeast Region
Bryan Carlisle..........  37 Senior Vice President--Midwest Region
Paul Edgerley...........  46 Member of the GP Board
Robert C. Gay...........  49 Member of the GP Board
Joseph P. Pretlow.......  34 Member of the GP Board
Stephen M. Zide.........  42 Member of the GP Board
Brian S. Murphy.........  38 Member of the GP Board
James E. Haas...........  66 Member of the GP Board
Wayne Carlisle..........  60 Member of the GP Board
David W. Mahokey........  43 Member of the GP Board
William Henry...........  40 Member of the GP Board

  Jeffrey J. Fenton joined the Company on November 1, 1999, as its Chief Executive Officer. As CEO, Mr. Fenton is responsible for the overall strategic direction and management of the Company. Prior to joining the Company, Mr. Fenton was employed by General Electric Company, serving most recently as the President and CEO of GE Capital Modular Space, one of General Electric's business units.

  Albert C. Bove has more than 29 years of experience in the crane rental and general construction industries, 24 of which have been with Maxim. In October 2001, Mr. Bove was appointed Executive Vice President--Operations and is responsible for the day-to-day operations for Maxim's crane, excavation and marine business units. From 1996 to 2001, Mr. Bove served as the Senior Vice President--West Region. In 2000, Mr. Bove was also given responsibility for the Central Region. Prior to 1996, Mr. Bove served in a variety of operating roles.

  Arthur J. Innamorato has 23 years of legal and public accounting experience and has been a valued advisor to the Company for the past 7 years. In October 2001, Mr. Innamorato was appointed Executive Vice President--General Manager & Business Development and has expanded his role in mergers and acquisitions, strategic business initiatives and operational process improvements. Mr. Innamorato also serves as General Counsel, the position he assumed upon the consummation of the Recapitalization, and is responsible for managing the legal affairs of the Company.

  Blake W. Harbaugh joined the Company on October 8, 2001 as Vice President of Finance. Prior to joining the Company, Mr. Harbaugh was employed by Grubb & Ellis, a commercial real estate services firm for eight years, serving most recently as Senior Vice President and Chief Financial Officer. Prior to his service at Grubb & Ellis, Mr. Harbaugh had 8 years of public accounting experience.

  Joseph M. Connelly has nearly 29 years of experience in construction and engineering, the last 9 of which have been with Maxim. Mr. Connelly has responsibility for the Company's quality control programs and oversees the operations of the Company's Northeast region and international operations.

  Ray Graham has 30 years of experience in the crane rental industry, the last 12 of which have been with Maxim. Mr. Graham has been in a management position for the past 18 years. For the past two years, Mr. Graham has been responsible for the Southeast region.

  Bryan Carlisle has over 22 years experience in the crane rental and construction industries, all with Carlisle. Mr. Carlisle became the Senior Vice President of the Company's Midwest Region upon consummation of the Carlisle acquisition.

  Paul Edgerley has been Managing Director of Bain since 1993. Since 1990, he has been a General Partner of Bain Venture Capital, and from 1988 to 1990 he was a Principal of Bain Venture Capital. He serves on the Boards of Directors of Walco International, GS Technologies Corporation and Sealy Corporation.

  Robert C. Gay has been a Managing Director of Bain since 1993 and has been a General Partner of Bain Venture Capital since 1989. From 1988 to 1989, Mr. Gay was a Principal of Bain Venture Capital. Mr. Gay serves as a director of Nutraceutical Corporation, Buhrmann, NV, Walco International, Inc. and Alliance Laundry Systems LLC.

  Joseph P. Pretlow has been a Managing Director at Bain Capital since 1999. Prior to joining Bain Capital in 1992, Mr. Pretlow worked as an investment banker at Lehman Brothers. Mr. Pretlow also serves on the Board of Directors of DIC Entertainment Holdings, Inc. Effective December 31, 2001, Mr. Pretlow resigned his position on the Board.

  Stephen M. Zide is a Managing Director at Bain Capital. Prior to joining Bain Capital in 1997, Mr. Zide was a partner at the law firm of Kirkland & Ellis. Mr. Zide also serves on the Board of Directors of Alliance Laundry Systems LLC and DDI Corp.

  Brian S. Murphy is an Executive Vice-President at Bain Capital. Prior to joining Bain Capital in 1996, Mr. Murphy worked at Barents Group, L.L.C. and was a consultant at Bain & Company. Mr. Murphy also serves on the Boards of Directors of Medical Specialties Group, Inc. and Walco International, Inc.

  James E. Haas. From 1990 to 1993, Mr. Haas was President, Chief Executive Officer and Director of Edgecomb Metals, a metals distributor.

  Wayne Carlisle has over 40 years experience in the crane rental and construction industries and is a recognized expert in heavy-lift and transportation services, demolition, excavation projects, as well as general development and construction management. Mr. Carlisle serves as a director of the Bank of Kentucky, The Kentucky Racing Commission, the Special Subcommittee on Economic Development Structure for Kentucky, Northern Kentucky Convention Center Corporation, the H.C. Nutting Company and the Building and Grounds Committee for the Zoological Society of Cincinnati.

  David W. Mahokey. Mr. Mahokey was appointed Chief Operating Officer upon consummation of the Recapitalization. Effective December 31, 2001, Mr. Mahokey resigned his position as Chief Operating Officer and Board Membership to pursue other interests.

  William Henry is a Certified Public Accountant and the Chief Financial Officer of Anthony International, Inc. Mr. Henry also serves on the Board of Directors of Southwestern Group, Ltd., Southwestern Health Center, Inc., The New Auto Store, LLC, and Timber Ridge Golf Club, Inc.

ITEM 11. Executive Compensation

  The following tables set forth information concerning the annual and long-term compensation for services in all capacities to the Partnership for 2001, 2000 and 1999 of those persons who served as (i) Chief Executive Officer during the year, and (ii) the other four most highly compensated executive officers of the Company for 2001, 2000 and 1999 collectively, the "Named Executive Officers".

                          Summary Compensation Tables

                                                    Annual Compensation
                                             -----------------------------------
                                                               Other Annual
Name and Principal Position             Year  Salary  Bonus(4) Compensation
---------------------------             ---- -------- -------- ------------
Jeffrey J. Fenton, Chief Executive
 Officer..............................  2001 $325,000 $325,000   $252,000(1)
                                        2000  325,000   80,000    358,000(1)
                                        1999   56,250  100,000         --

Albert C. Bove, Executive Vice
 President--Operations................  2001 $240,000 $220,000   $ 14,400(3)
                                        2000  175,000   80,000     14,400(3)
                                        1999  173,229       --      1,200(3)

Arthur J. Innamorato, Executive Vice
 President--General Manager & Business
 Development..........................  2001 $240,000 $175,000   $ 13,400(3)
                                        2000  185,000   60,000     13,450(3)
                                        1999   66,134       --         --

Joseph M. Connelly, Vice President--
 Northeast Region.....................  2001 $240,000 $130,000   $ 14,400(3)
                                        2000  178,365   80,000     13,200(3)
                                        1999  170,640       --         --

Bryan Carlisle, Vice-President--
 Midwest Region.......................  2001 $239,980 $120,000   $ 10,153(3)
                                        2000  235,000  120,000     87,000(2)
                                        1999  117,325   30,000         --

--------
(1) Represents forgiveness of debt related to executive's equity participation agreement.
(2) Represents payment for vacation time earned but not taken.
(3) Represents allowance for personal use of company vehicles.
(4) Represents bonus compensation earned for prior year performance, paid in current year.

Pension Plans

  The Partnership has a profit-sharing defined contribution pension plan covering all non-union employees. The contribution to the plan is an amount determined by the Partnership and was one percent of the eligible participant's compensation for 1999. No contribution was made in 2001 or 2000.

  The plan also includes a 401(k) savings plan feature that enables employees to make voluntary salary reduction contributions up to 15% of eligible compensation to the plan. The Partnership matched fifty percent of the contributions, up to six percent of the participant's compensation. In September 2000, the plan was amended to provide for a 100% match of employee contributions, up to three percent of participant's compensation, plus 50% match of compensation up to five percent of the participant's compensation. In January 2002, the Plan was further amended to provide for the rate of matching contributions to be determined by the Company, at its discretion, on an annual basis following the end of the Plan year.

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

Employment Agreements

  The Partnership has entered into employment contracts with its senior executives. Each contract provides for a term of employment, followed by successive one-year renewal terms, unless terminated by either the executive or the Partnership. Each contract provides for a base salary and customary fringe benefits, annual bonus at the Board of Director's discretion, the right of the Partnership to terminate employment for cause and a non-compete period following termination of employment. Unless employment has been terminated for cause, a terminated executive is entitled to payment of base salary during the non-compete period if the executive is otherwise in compliance with the terms of the employment agreement.

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

Compensation of Members of the GP Board

  Members of the GP Board will not be compensated in connection with services provided in such capacity except for one member who receives a minimal fee. Members of the GP Board will be reimbursed for any out-of-pocket expenses incurred in traveling to and from meetings of the GP Board.

Compensation, Audit and Executive Committees

  The GP Board has established an Audit Committee, Compensation Committee and Executive Committee. The current members of the Audit Committee are Messrs. Edgerley and W. Carlisle. The Audit Committee oversees actions taken by the Company's independent auditors, recommends the engagement of auditors and reviews the Company's internal accounting policies and practices. The current members of the Compensation Committee are Messrs. Fenton, Edgerley and Haas. The Compensation Committee approves the compensation of executives of the Company and makes recommendations to the GP Board with respect to standards for setting compensation levels. The current members of the Executive Committee are Messrs. Edgerley, Gay and Fenton. The Executive Committee establishes Company governance policies and reviews various business and organizational matters not requiring full board approval.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

                                             Number of
                                         Common Partnership    Percentage of
                                           Interests on a   Common Partnership
                                           Fully Diluted       Interest on a
Name and Address of Beneficial Owner           Basis        Fully Diluted Basis
------------------------------------     ------------------ -------------------
Bain/ACR, L.L.C.(1).....................    3,444,444.44           75.6%
 c/o Bain Capital, Inc.
 Two Copley Place Boston, MA 02116
Anthony Iron and Metal Company........ .      820,000.00           18.0%
 c/o Dallas Holdings.
 One Allegheny Airport, West Mifflin, PA
  15122
Ray G. Anthony(2).......................      820,000.00           18.0%
 c/o Dallas Holdings.
 One Allegheny Airport, West Mifflin, PA
  15122
David W. Mahokey........................      182,222.22            4.0%
 c/o Anthony Crane Rental, L.P.
 800 Waterfront Drive, Pittsburgh, PA
  15222
Paul Edgerley(1)........................    3,058,197.35           67.1%
 c/o Bain Capital, Inc.
 Two Copley Place Boston, MA 02116
Robert C. Gay(1)........................    3,128,700.42           68.7%
 c/o Bain Capital, Inc.
 Two Copley Place Boston, MA 02116
Joseph P. Pretlow(1)....................      150,177.65            2.4%
 c/o Bain Capital, Inc.
 Two Copley Place Boston, MA 02116
James E. Haas(3)........................      233,333.33            5.1%
 c/o Haas Family Limited Partnership
 745 Beach View Drive, Boca Grande, FL
  33921
Albert C. Bove..........................       45,555.56            1.0%
 c/o Anthony Crane Rental, L.P.
 800 Waterfront Drive, Pittsburgh, PA
  15222
William B. Kania........................       17,777.78            0.4%
 c/o W.B. Kania & Associates
 71 N. Mount Vernon, Uniontown, PA 15401
All directors and executive (1)(2)(3)...    4,493,671.51           98.6%
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

ITEM 13. Certain Relationships and Related Transactions

Securityholders Agreement

  Upon the consummation of the Recapitalization, Holdings, the General Partner, the Equity Investors and the Predecessor Partners entered into a securityholders agreement (the "Securityholders Agreement"). The Securityholders Agreement: (i) restricts the transfer of the equity interests of Holdings; (ii) grants tag-along rights on certain transfers of equity interests of Holdings; (iii) requires each of the Equity Investors and the Predecessor Partners to consent to a sale of Holdings to an independent third party if such sale is approved by a majority of the then outstanding equity interests of Holdings; and (iv) grants preemptive rights on certain issuances of equity interests of Holdings. The foregoing provisions of the Securityholders Agreement will terminate upon the consummation of an Initial Public Offering (as defined in the Securityholders Agreement) or a Liquidity Event. For purposes of the Securityholders Agreement, "Liquidity Event" means
(a) any sale to an Independent Third Party of all or substantially all (as defined in the Model Business Corporation Act) of the assets of Holdings and its Subsidiaries on a consolidated basis in one transaction or series of related transactions, (b) any sale to an Independent Third Party of all or substantially all of the Common Units (as defined) (or a transaction having a similar effect as contemplated by Section 13.9 of the Holdings Partnership Agreement (as defined) in one transaction or series of related transactions, but excluding any sales of Common Units in a Public Sale (as defined in the Securityholders Agreement) or (c) a merger or consolidation or other transaction which accomplishes one of the foregoing. Certain equity holders and directors of the Holdings and the Company, including Bain, and certain other related parties received one-time transaction fees aggregating $8.8 million upon consummation of the Recapitalization.

Advisory Agreement

  In connection with the Recapitalization, Holdings entered into an advisory agreement (the "Advisory Agreement") with Bain Capital, Inc. ("Bain Capital") pursuant to which Bain agreed to provide: (i) general executive and management services; (ii) identification, support, negotiation and analysis of acquisitions and dispositions; (iii) support, negotiation and analysis of financial alternatives; and (iv) other services agreed upon by Holdings and Bain. In exchange for such services, Bain Capital will receive (i) an annual management fee of $1.0 million, plus reasonable out-of-pocket expenses (payable quarterly) and (ii) a transaction fee in an amount in accordance with the general practices of Bain at the time of the consummation of any additional acquisition or divestiture by Holdings and of each financing or refinancing. The Advisory Agreement has an initial term of ten years subject to automatic one-year extensions (unless Holdings or Bain Capital provides written notice of termination), provided that the Advisory Agreement will terminate automatically upon the consummation of a transaction involving a sale of all or substantially all of the assets or partnership interests of Holdings. In connection with the 1999 Carlisle acquisition and amendment of the Senior Credit Facilities, Bain Capital received transaction fees aggregating $4.2 million. The Second Amended and Restated Credit Facilities entered into on June 17, 2002 prohibit the payment of management or related fees to Bain Capital or its affiliates. Such fees will continue to accrue and will be payable after January 1, 2003, upon the occurrence of certain events.

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

Other Related Party Transactions and Potential Conflicts of Interest

  The Partnership periodically rents equipment to affiliated companies, including companies owned by an equity owner of the Company. Rental revenues from such transactions totaled $1,367,000 $3,379,000 and $886,000 in 2001,
2000 and 1999, respectively. In addition, in 1999, the Company sold equipment to these affiliated companies, with gross proceeds totaling $325,000. In addition, the Partnership rents equipment and utilizes personnel from these affiliated companies. Expenses from such transactions totaled $1,498,000, $1,946,000 and $242,000 in 2001, 2000 and 1999, respectively. The Partnership receives legal services from an affiliated company. Fees for such services totaled $128,000, $129,000 and $49,000 in 2001, 2000 and 1999, respectively.
The Partnership receives inspection services from a company owned by another equity owner. Expenses from such transactions totaled $70,000, $52,000 and $46,000 in 2001, 2000 and 1999, respectively. In addition, the Partnership also reimbursed Mr. Anthony for the Partnership's use of his personal airplanes in 1999. Such reimbursement totaled $282,000. The Partnership also purchased a piece of equipment from an affiliated company in 2000 for $96,000.

  Amounts due from these affiliated companies totaled $80,000 and $1,114,000 at December 31, 2001 and 2000.

  In connection with the Carlisle acquisition in 1999 and the Amendment of the Company's Senior Credit Facilities to finance the acquisition, the Company paid Bain Capital transaction fees aggregating $4.2 million.

  In connection with funding an executive's purchase of equity, the Company has recorded a liability due to Bain with a corresponding partners' receivable included in the partners' deficit section of the accompanying consolidated balance sheets. In addition, in 2001, the Company made loans to two executives in the amount of $923,000 against the purchase of equity in 1998 for which the executives previously paid in cash.

  In connection with a management service agreement entered into with Bain Capital, which provides for an annual fee of $1 million plus expenses, the Partnership paid approximately $1,082,000, $1,080,000 and $1,083,000 in fees and expenses to Bain Capital in 2001, 2000 and 1999, respectively.

  The Partnership leases certain property from a partner under long-term operating lease arrangements that contain annual renewal options, as presented below:

                                           Lease Expense
                                         -----------------
   Description           Location          2001     2000
   -----------     --------------------- -------- --------
   Branch office   Wilder, Kentucky      $416,000 $416,000
   Branch office   Orlando, Florida        84,000   84,000
   Branch office   Dayton, Ohio            60,000   60,000
   Branch office   Indianapolis, Indiana   80,000   80,000
   River Frontage  Taylorsport, Kentucky  144,000  144,000
                                         -------- --------
                                         $784,000 $784,000
                                         ======== ========

  Future minimum lease payments under the above lease arrangements are as follows:

   2002................................................................ $784,000
   2003................................................................  784,000
   2004................................................................  784,000
   2005................................................................  784,000
   2006................................................................  784,000

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

  (a) Exhibits

  (b) Financial Statement Schedules

  (c) Reports on Form 8-K

Schedule II--Valuation & Qualifying Accounts
(In Thousands)

                         Balance at Charged                         Balance at
                         Beginning    To                              End of
Classification           of Period  Expense Deductions Acquisitions   Period
--------------           ---------- ------- ---------- ------------ ----------
Year ended December 31,
 2001
Allowance for Doubtful
 Accounts...............   $3,960   $2,853   $(3,177)      $ --       $3,636
Year ended December 31,
 2000
Allowance for Doubtful
 Accounts...............   $3,250   $2,153   $(1,493)      $ 50       $3,960
Year ended December 31,
 1999
Allowance for Doubtful
 Accounts...............   $1,500   $2,061   $(1,105)      $794       $3,250

  All other schedules have been omitted because they are not applicable or not required or the required information is included in the consolidated financial statements or notes thereto.

  (c) Report of Independent Accountants

To the Partners of
  Anthony Crane Rental, L.P.

  Our audits of the consolidated financial statements referred to in our report dated March 12, 2002, except for the second and remaining paragraphs in
Note 3, for which the date is June 17, 2002, which report and consolidated financial statements are included in this Form 10-K, also included an audit of the financial statement schedule listed in Item 14(b) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 12, 2002

                                 EXHIBIT INDEX

(1) Exhibits.

 2.1 Recapitalization Agreement, dated as of June 1, 1998, by and among Anthony Crane Rental, L.P., Bain/ACR, L.L.C., ACR Management, L.L.C. and the current owners named therein.*
 3.1   Certificate of limited partnership of Anthony Crane Rental Holdings,
       L.P.*
 3.2   Amended and Restated Agreement of Limited Partnership of Anthony Crane
       Rental Holdings, L.P.*
 3.3   Certificate of Incorporation of Anthony Crane Holdings Capital
       Corporation.*
 3.4   Bylaws of Anthony Crane Holdings Capital Corporation.*
 4.1   Indenture, dated as of July 22, 1998, among Anthony Crane Rental
       Holdings, L.P., Anthony Crane Holdings Capital Corporation and State
       Street Bank and Trust Company.*
 10.1  Purchase Agreement, dated as of July 16, 1998, by and among Anthony
       Crane Rental Holdings, L.P., Anthony Crane Holdings Capital Corporation and the Initial Purchasers.*
 10.2  Registration Rights Agreement, dated as of July 22, 1998, by and among
       Anthony Crane Rental Holdings, L.P., Anthony Crane Holdings Capital
       Corporation and the Initial Purchasers.*
 10.3  Second Amended and Restated Revolving Credit Agreement, dated as of June
       17, 2002, among Anthony Crane Rental, L.P., Anthony Crane Rental
       Holdings, L.P., the several banks or other financial institutions or entities from time to time parties to this Agreement, Goldman Sachs
       Credit Partners L.P., and Fleet National Bank.
 10.4  Term Loan Credit Agreement, dated as of July 22, 1998, among Anthony
       Crane Rental, L.P., Anthony Crane Rental Holdings, L.P., the several banks or other financial institutions or entities from time to time parties to this Agreement, Goldman Sachs Credit Partners L.P., Fleet
       National Bank and DLJ Capital Fund, Inc.*
 10.5  Amended and Restated Securityholders Agreement dated as of July 21,
       1999, by and among ACR Management, L.L.C., Anthony Crane Rental
       Holdings, L.P. and the Securityholders.*
 10.6  Registration Rights Agreement, made as of July 22, 1998, by and among
       Anthony Crane Rental Holdings, L.P., ACR Management, L.L.C., Bain/ACR,
       L.L.C. and the Current Owners*
 10.7  Advisory Agreement, dated as of July 22, 1998, by and among Bain
       Capital, Inc., Anthony Crane Rental Holdings, L.P., and Anthony Crane
       Rental, L.P.*
 10.8  Escrow Agreement, dated as of July 22, 1998, by and among Anthony Crane
       Rental, L.P., Anthony Iron & Metal Company, David W. Mahokey and Brown
       Brothers Harriman & Co.*
 10.9  Amended and Restated Agreement of Limited Partnership of Anthony Crane
       Rental, L.P.*
 10.10 Indenture, dated as of July 22, 1998, by and among Anthony Crane Rental,
       L.P., Anthony Crane Capital Corporation, the Guarantors and State Street
       Bank and Trust Co.*
 10.11 Purchase Agreement, dated as of July 16, 1998, by and among Anthony
       Crane Rental, L.P., Anthony Crane Capital Corporation, the Guarantors and the Initial Purchasers.*
 10.12 Registration Rights Agreement, dated as of July 22, 1998, by and among
       Anthony Crane Rental, L.P., Anthony Crane Capital Corporation, the
       Guarantors and the Initial Purchasers*
 10.13 Employment Agreement, dated as of July 22, 1998, by and between Anthony
       Crane Rental, L.P., and Ray G. Anthony.*
 10.14 Consulting and Noncompetition Agreement, dated as of July 22, 1998, by and between Anthony Crane Rental, L.P., and Samuel R. Anthony.*
 10.15 Executive Purchase Agreement, dated as of July 22, 1998, by and among
       ACR Management, L.L.C., Anthony Crane Rental Holdings, L.P., and David
       W. Mahokey.*
 10.16 Executive Purchase Agreement, dated as of July 22, 1998, by and among
       ACR Management, L.L.C., Anthony Crane Rental Holdings, L.P., and Arthur
       J. Innamorato.*
 10.17 Executive Purchase Agreement, dated as of July 22, 1998, by and among
       ACR Management, L.L.C., Anthony Crane Rental Holdings, L.P., and Albert
       C. Bove.*
 10.18 Executive Purchase Agreement, dated as of July 22, 1998, by and among
       ACR Management, L.L.C., Anthony Crane Rental Holdings, L.P., and William
       B. Kania.*

 10.19 Liability Agreement, Dated as of July 22, 1998, by and between Anthony
       Crane Rental, L.P., and Anthony Crane Capital Corporation.*
 10.20 Liability Agreement, Dated as of July 22, 1998, by and between Anthony
       Crane Rental, L.P., and Anthony Crane Holdings Capital Corporation.*
 10.21 Agreement, dated as of August 1, 1996, between Hess Oil Virgin Islands
       Corp., and Anthony Crane International, L.P.*
 10.22 Sale and Lease Agreement, dated as of July 25, 1996, by and between
       Anthony Crane Sales & Leasing, L.P. and Hess Oil Virgin Islands Corp.*
 10.23 Master Rental Agreement for Bare Rental Equipment, dated as of August 1,
       1996, by and between Anthony Crane Sales & Leasing, L.P. and Hess Oil
       Virgin Islands Corp.*
 10.24 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and David W.
       Mahokey.****
 10.25 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and David W.
       Mahokey. ****
 10.26 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Arthur J.
       Innamorato. ****
 10.27 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Arthur J.
       Innamorato. ****
 10.28 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Albert C.
       Bove. ****
 10.29 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Albert C.
       Bove. ****
 10.30 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Richard S.
       Ferchak, Sr. ****
 10.31 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Richard S.
       Ferchak, Sr. ****
 10.32 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Ray Graham.
       ****
 10.33 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Ray Graham.
       ****
 10.34 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Joseph M.
       Connelly. ****
 10.35 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Joseph M.
       Connelly. ****
 10.36 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Michael
       Corn. ****
 10.37 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Michael
       Corn. ****
 10.38 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Dale A.
       Buckwalter. ****
 10.40 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Frank
       Hanjorgiris. ****
 10.42 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Richard
       Rossi. ****
 10.44 Executive Purchase Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Jeffrey J.
       Fenton****
 10.45 Executive Employment Agreement, dated May 28, 1999, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Jeffrey J.
       Fenton. ****
 10.46 Asset Purchase Agreement by and among Carlisle Equipment Group, L.P., the Sellers listed on the Schedule of Sellers and the Current Owners listed on the Schedule of Current Owners and the other Parties set forth herein, dated June 30, 1999**

 10.47 Asset Purchase Agreement among DAI Statutory Trust and ACR/Dunn
       Acquisition, Inc., dated June 4, 1999.***
 10.48 First Amendment To Term Loan Credit Agreement, dated as of June 30,
       1999, among Anthony Crane Rental, L.P., Anthony Crane Rental Holdings,
       L.P., the several banks or other financial institutions or entities from time to time parties to this agreement, Goldman Sachs Credit Partners, L.P., Fleet Bank and DLS Capital Funding, Inc. ****
 10.49 Executive Employment Agreement, dated October 10, 2001, by and among ACR
       Management, L.L.C., Anthony Crane Rental Holdings, L.P. and Blake
       Harbaugh.
 21.1  Subsidiaries of Anthony Crane Rental, L.P.*

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, State of Pennsylvania, on June 25, 2002.

                                          Anthony Crane Rental, L.P.

                                          By: /s/ Jeffrey J. Fenton
                                            ...................................
                                              Name: Jeffrey J. Fenton
                                              Title: Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on June 25, 2002.

    /s/ Jeffrey J. Fenton      Chief Executive
..............................  Officer (principal
      Jeffrey J. Fenton        executive officer)

    /s/ Blake W. Harbaugh      Vice President of
..............................  Finance (principal
      Blake W. Harbaugh        financial and
                               accounting officer)

      /s/ Paul Edgerly         Member of the Board
..............................
        Paul Edgerley

      /s/ Robert C. Gay        Member of the Board
..............................
        Robert C. Gay

     /s/ Stephen M. Zide       Member of the Board
..............................
       Stephen M. Zide

     /s/ Brian S. Murphy       Member of the Board
..............................
       Brian S. Murphy

      /s/ James E. Haas        Member of the Board
..............................
        James E. Haas

     /s/ Wayne Carlisle        Member of the Board
..............................
       Wayne Carlisle

                               Member of the Board
..............................
        William Henry