Form 10-Q
period 2002-03-31
ANTHONY CRANE RENTAL LP
filed 2002-07-17
CIK 1070313

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                       Commission file number: 333-64993

                               -----------------

                          ANTHONY CRANE RENTAL, L.P.
            (Exact Name of Registrant as Specified in Its Charter)

                      Doing Business as Maxim Crane Works

               PENNSYLVANIA                        25-1739175
      (State or Other Jurisdiction of (I.R.S. Employer Identification No.)
      Incorporation or Organization)

                             800 WATERFRONT DRIVE
                            PITTSBURGH, PA 15222/ /
                   (Address of Principal Executive Offices)

                                (412) 320-4900
             (Registrant's Telephone Number, Including Area Code)

                               -----------------

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

                               Yes [X]   No [_]

   Aggregate market value of voting partnership interests held by non-affiliates as of July 17, 2002; not applicable.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q. [X]

   Number of common partnership interests outstanding as of July 17, 2002: 100

   Documents incorporated by reference: None

================================================================================

                          ANTHONY CRANE RENTAL, L.P.

                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                               TABLE OF CONTENTS

                                          Part I

ITEM 1. Index to Condensed Consolidated Financial Statements......................  2
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations................................................................ 17

                                         Part II
ITEM 1. Legal Proceedings......................................................... 23
ITEM 2. Changes in Securities.....................................................  *
ITEM 3. Defaults Upon Senior Securities...........................................  *
ITEM 4. Submission of Matters to a Vote of Security Holders.......................  *
ITEM 5. Other Information.........................................................  *
ITEM 6. Exhibits and Reports on Form 8-K.......................................... 23
        Signatures................................................................ 24

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

                                    PART I

ITEM 1.
             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Condensed Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
  and December 31, 2001...................................................  3
Condensed Consolidated Statements of Operations for the Three Months Ended
  March 31, 2002 and 2001 (Unaudited).....................................  4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 2002 and 2001 (Unaudited).....................................  5
Notes to Condensed Consolidated Financial Statements......................  6

                          ANTHONY CRANE RENTAL, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                         March 31, December 31,
                                                                           2002        2001
-                                                                        --------- ------------
                                                                              (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents............................................ $ 13,551    $ 54,583
   Trade accounts receivable, net of allowance for doubtful accounts of
     $3,716 and $3,636, respectively....................................   59,531      63,648
   Other receivables....................................................    2,323       2,661
   Prepaid expenses and deposits........................................    6,402       4,718
                                                                         --------    --------
       Total current assets.............................................   81,807     125,610

   Rental equipment, net................................................  486,835     498,505
   Property and equipment, net..........................................   56,930      59,174
   Goodwill (Note 6)....................................................   23,707      23,404
   Intangible assets, net (Note 6)......................................   53,352      54,981
   Debt issuance costs, net.............................................   16,841      18,060
   Investment in joint venture..........................................    5,734       7,005
   Other assets.........................................................      654         677
                                                                         --------    --------
       Total assets..................................................... $725,860    $787,416
                                                                         ========    ========

                   LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
   Accounts payable--trade.............................................. $ 10,108    $ 16,747
   Accrued acquisition liabilities......................................       --       7,203
   Accrued interest.....................................................    6,933      11,308
   Accrued wages and employee benefits..................................    8,258       7,468
   Accrued taxes, other than income taxes...............................    1,418       1,811
   Other accrued liabilities............................................    9,670       8,563
   Current portion of long-term debt (Note 7)...........................    2,693       2,685
   Current portion of capital lease obligation (Note 8).................      603         549
                                                                         --------    --------
       Total current liabilities........................................   39,683      56,334

Long term debt, less current portion (Note 7)...........................  729,352     765,781
Long term obligation under capital leases (Note 8)......................    2,516       2,663
Note payable to Bain....................................................      614         614
Other non-current liabilities...........................................    3,225       3,374
                                                                         --------    --------
       Total liabilities................................................  775,390     828,766
                                                                         --------    --------
Partners' deficit:
   Holding capital......................................................  (47,132)    (38,992)
   Partners' receivables................................................   (2,439)     (2,391)
   Accumulated other comprehensive income...............................       41          33
                                                                         --------    --------
       Total partners' deficit..........................................  (49,530)    (41,350)
                                                                         --------    --------
Total liabilities and partners' deficit................................. $725,860    $787,416
                                                                         ========    ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ANTHONY CRANE RENTAL, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)


                                                                  Three Months Ended
                                                                      March 31,
                                                                  -----------------
                                                                    2002     2001
-                                                                 -------  --------
                                                                     (Unaudited)
Revenues:
   Equipment rentals............................................. $89,591  $103,972
   Equipment sales...............................................   3,417     9,710
                                                                  -------  --------
       Total revenues............................................  93,008   113,682
Cost of revenues:
   Cost of equipment rentals.....................................  65,470    70,966
   Cost of equipment sales.......................................   3,048     9,079
                                                                  -------  --------
       Total cost of revenues....................................  68,518    80,045
                                                                  -------  --------
Gross profit.....................................................  24,490    33,637
Selling, general and administrative expenses.....................  20,043    21,525
                                                                  -------  --------
Income from operations...........................................   4,447    12,112
Interest expense.................................................  12,810    18,649
Equity earnings from AVS joint venture...........................    (104)     (347)
(Gain) loss on sale of non-rental equipment and other income, net    (119)      199
                                                                  -------  --------
Loss before taxes................................................  (8,140)   (6,389)
                                                                  -------  --------
Provision for state taxes........................................      --        --
                                                                  -------  --------
Net loss......................................................... $(8,140) $ (6,389)
                                                                  =======  ========




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ANTHONY CRANE RENTAL, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                             ------------------
                                                                               2002      2001
                                                                             --------  --------
                                                                                 (Unaudited)

Net cash used in operating activities....................................... $ (3,577) $(12,450)
                                                                             --------  --------
Cash flows from investing activities:
   Cash paid for business acquisitions, net of cash acquired................     (303)       --
   Return of capital from AVS joint venture.................................    1,375        --
   Proceeds from sale of fixed assets, including rental equipment...........    2,965     6,228
   Capital expenditures.....................................................   (4,780)  (24,043)
   Cash paid for other intangibles..........................................       --      (642)
   Other....................................................................     (198)       17
                                                                             --------  --------
       Net cash used in investing activities................................     (941)  (18,440)
                                                                             --------  --------
Cash flows from financing activities:
   Change in book overdraft.................................................       --     3,265
   Proceeds from issuance of debt...........................................   14,000    26,601
   Payments on debt.........................................................  (50,421)   (8,125)
   Payments under capital leases............................................      (93)     (277)
   Loans to partners........................................................       --      (923)
                                                                             --------  --------
       Net cash provided by financing activities............................  (36,514)   20,541
                                                                             --------  --------
Net decrease in cash and cash equivalents...................................  (41,032)  (10,349)
Cash and cash equivalents, beginning of period..............................   54,583    13,135
                                                                             --------  --------
Cash and cash equivalents, end of period.................................... $ 13,551  $  2,786
                                                                             ========  ========
Noncash investing and financing activities:
   Expenditures for rental equipment purchases included in accounts payable. $     --  $  2,538
                                                                             ========  ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ANTHONY CRANE RENTAL, L.P.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (In thousands)


1.  Description of Business

   Anthony Crane Rental, L.P. (the "Partnership" or the "Company") and its subsidiaries, doing business as Maxim Crane Works ("Maxim"), are engaged in the rental of cranes and other heavy equipment primarily for industrial maintenance and construction to companies in the petrochemical, paper, steel, utility, power generation, telecommunication, mining and multiple other industries. The Company provides twenty-four hour service, seven days a week to customers principally in the United States. The Company also sells new and used equipment to commercial construction, industrial and residential users. Effective July 22, 1998, as part of a recapitalization, the Company became 99% directly-owned and 1% indirectly-owned by Anthony Crane Rental Holdings, L.P. ("Holdings"). Holdings is a former subsidiary of the Partnership, which has no current operations other than through the Partnership.

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

   In the opinion of management, all adjustments that are of a normal and recurring nature necessary for a fair presentation of the results of operations of these interim periods have been included. The net loss for the quarter ended March 31, 2002, is not necessarily indicative of the results to be expected for the full fiscal year. The management discussion and analysis, which follows these notes, contains additional information on the results of operations and financial position of the Company. Those comments should be read in conjunction with these financial statements.

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

   Beginning in early 2001, the Company's financial condition began to deteriorate due to higher labor and maintenance costs, capital expenditures and an overall economic recession in the United States. As mentioned above, the Company is highly leveraged and, as such, faces significant future debt service payments. The Company was in compliance with its debt covenants under its Senior Credit Facilities at December 31, 2001, but did not expect to be in compliance with these financial covenants during fiscal year 2002. In response to these conditions and events, management has implemented a financial restructuring program ("the Restructuring

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)

Program"), which included obtaining an amendment and modification to the Senior Credit Facilities, the receipt of $8.0 million from the issuance of a paid-in-kind Third Priority Term Loan to Bain Capital during the second quarter of 2002 and a plan to reduce direct and indirect costs combined with a reduction in the level of capital expenditures.

   On June 17, 2002, the Company entered into an amendment and modification to its Senior Credit Facilities effective as of March 31, 2002 ("the Second Amended and Restated Senior Credit Facilities"). The more significant provisions of the amendment include a reduction in the maximum amount available under the Revolving Credit Facility from $425 million to $300 million, and an increase in the interest rate margins by 100 basis points. The amendment allowed for a modification of the existing financial covenants and a new covenant restricting the level of capital expenditures in 2002, and a more restrictive set of negative covenants, including tighter limitations on the incursion of indebtedness, contingent obligations and liens, making investments or restricted payments and the consummation of acquisitions and asset sales. Under the Second Amended and Restated Senior Credit Facilities, all existing and potential events of default under the Senior Credit Facilities, including violations of affirmative covenants, have been waived without prejudices to any rights or remedies that were available. In addition, from October 1, 2002, through January 30, 2003 and from October 1, 2003 through January 30, 2004, the Company will be required to maintain a minimum level of availability under the Second Amended and Restated Senior Credit Facilities. Additionally, the Second Amended and Restated Senior Credit Facilities require that the Company, within specified time frames, reduce the borrowings under the Revolving Credit Facility by remitting funds received from asset sales, insurance proceeds, the issuance of debt or equity securities and any cash or cash equivalents in excess of a specified level. The Second Amended and Restated Senior Credit facilities also allow for certain remedies, including the acceleration of maturities of outstanding amounts upon the occurrence of a material adverse change, as defined therein. By its definition in the Second Amended and Restated Senior Credit Facilities, there exists some subjectivity in determining what constitutes a material adverse change. The Company considers the potential of such a change occurring to be unlikely.

   The Company was in full compliance with the financial covenants contained in the Second Amended and Restated Senior Credit Facilities at March 31, 2002, and, based upon the Restructuring Program and its forecasted results for 2002, believes it will be in compliance throughout 2002. If the Company were not in compliance with these covenants and was unable to remedy the violation through an amendment, waiver, or other means, the Company's business, financial condition and results of operations could be materially adversely affected.

   As a result of the annual adjustment provision to the Company's borrowing base under the Second Amended and Restated Senior Credit Facilities, management expects the borrowing base availability to be reduced by $30.0 million to $37.0 million in January 2003. Additionally, in February 2003, the Company will be required to make a regularly scheduled semi-annual interest payment of approximately $8.0 million on the Senior Notes. These events will substantially reduce the liquidity and capital resources available to the Company.

   Although the Restructuring Program discussed above is in the early phases, management believes it will provide the necessary improvements in operating results and operating cash flow to fund the 2002 debt service payments. Because of the Company's substantial indebtedness, a significant portion of operating cash flow generated may need to be devoted to debt service. This could reduce the funds available for other purposes. The significant indebtedness also could constrain the Company's ability to obtain additional financing since substantially all of the Company's assets are subject to security interests related to existing indebtedness.

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)


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

   The Company will account for the amendment and modification of the Senior Credit Facilities under the provisions of EITF 98-14 "Debtors Accounting for Changes in Line-of-Credit or Revolving Debt Agreements" and EITF 96-19 "Debtors Accounting for a Modification or Exchange of Debt Instruments." The Company expects to incur a $2.4 million charge in the second quarter of 2002 to write-off a portion of the previously capitalized debt issuance costs related to the Revolving Credit Facility.

4.  Impact of Recently Adopted Accounting Standards

   Effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS No. 144). SFAS No. 144 supercedes or amends existing accounting literature related to the impairment and disposal of long-lived assets. The provisions of this standard are generally to be applied prospectively. Management does not believe the adoption of this standard will have a material effect in the Company's results of operations in 2002.

5.  Recently Issued Accounting Standards

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

6.  Goodwill and Intangible Assets

   Effective January 1, 2002, the Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," (SFAS No. 142) for existing goodwill and other intangible assets. SFAS No. 142 eliminates the amortization of goodwill as well as intangible assets with indefinite useful lives, and requires annual testing for impairment.

   The following table provides comparative earnings had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                                          Three Months Ended
                                              March 31,
                                          ----------------
                                            2002      2001
                                          -------   -------
                    Reported net loss.... $(8,140)  $(6,389)
                    Goodwill amortization      --       420
                                          -------   -------
                    Adjusted net loss.... $(8,140)  $(5,969)
                                          =======   =======

   For purposes of goodwill impairment testing, SFAS No. 142 requires the assignment of assets and liabilities, including goodwill, to reporting units. Once this has been completed, goodwill is tested for impairment utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each of its reporting

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)

units and compare this to the carrying value, including goodwill, of each reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, a carrying value that exceeds its fair value may be an indication of impaired goodwill. The amount, if any, of the impairment would then be measured and an impairment loss would be recognized. Any impairment of goodwill resulting from the adoption of this standard will be recognized as a cumulative effect of a change in accounting principle effective January 1, 2002. The Company is presently in the process of evaluating the fair value of its reporting units. Any impairment charges to goodwill as a result of adopting this statement will be recorded in the second quarter of fiscal year 2002.

   Intangible assets consist of the following:

                                             March 31, December
                                               2002    31, 2001
                                             --------- --------
               Customer lists............... $ 50,300  $ 50,300
               Trade names..................   17,511    17,511
               Non-compete agreements.......    1,681     1,681
               Other........................    2,311     2,311
                                             --------  --------
                                               71,803    71,803
                                             --------  --------
               Less accumulated amortization  (18,451)  (16,822)
                                             --------  --------
                                             $ 53,352  $ 54,981
                                             ========  ========

   Changes to goodwill and intangible assets during the quarter ended March 31, 2002, were as follows:

                                                                  Other
                                                      Goodwill Intangibles
                                                      -------- -----------
     Balance at December 31, 2001, net of accumulated
       amortization.................................. $23,404    $54,981
     Additions during the period..................... $   303         --
     Amortization expense............................      --     (1,629)
                                                      -------    -------
     Balance at March 31, 2002, net of accumulated
       amortization.................................. $23,707    $53,352
                                                      =======    =======

   As of March 31, 2002, the Company had not completed its assessment of reporting units and, as such, had not yet allocated goodwill to reporting units.

   Intangible assets are being amortized using the straight-line method over the following periods:

                    Customer lists........ 10 years
                    Trade Names........... 20 years
                    Non-Compete Agreements Contractual terms
                    Other................. 2-5 years

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)


   Estimated aggregate amortization expense for intangible assets for each of the succeeding fiscal years is as follows:

                                  2002 $6,600
                                  2003 $6,400
                                  2004 $6,400
                                  2005 $6,100
                                  2006 $6,000

7.  Long-Term Debt

   Long-term debt consists of the following:

                                                  March 31, December 31,
                                                    2002        2001
       -                                          --------- ------------
       10 3/8% Company Senior Notes, due 2008 (A) $155,000    $155,000
       Senior Credit Facilities (B)..............
          Revolving Credit Facility..............  282,500     318,250
          Term Loan..............................   50,000      50,000
          First Priority Term Loan...............  243,125     243,750
       Equipment Note Payable (C)................    1,420       1,466
                                                  --------    --------
                                                   732,045     768,466
       Less current portion of long-term debt....    2,693       2,685
                                                  --------    --------
                                                  $729,352    $765,781
                                                  ========    ========

--------
(A) The Senior Notes of $155 million were issued in connection with the Company's Recapitalization on July 22, 1998, and mature on August 1, 2008. Interest on the Senior Notes accrues at the rate of 10 3/8% per annum from the issue date and is payable semi-annually.

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

(B) The Senior Credit Facilities, consist of a $425.0 million six-year non-amortizing Revolving Credit Facility, a $50.0 million eight-year non-amortizing Term Loan and a $250.0 million seven-year First Priority Term Loan. The Revolving Credit Facility is available on a revolving basis subject to a borrowing base during the period commencing on the date of the Closing of the recapitalization transaction (July 22, 1998) and ending on the date that is six years after the date of the Closing. At the Company's option, loans made under the Revolving Credit Facility bear interest at either (i) the Base Rate (defined as the highest of the rate of interest announced publicly by Fleet National Bank from time to time as its prime rate or the Federal funds effective rate from time to time plus 0.50%) plus a margin of 1.50%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted London Interbank Offered Rate ("LIBOR") plus a margin of 2.5%, subject to adjustment based on a leverage test. The Term Loan bears interest, at the Company's option, at

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)

   either (i) the Base Rate plus a margin of 2.5%, or (ii) the reserve-adjusted LIBOR rate plus a margin of 3.5%. The First Priority Term Loan bears interest, at the Company's option, at either (i) the Base Rate plus a margin of 2.25%, subject to adjustment based on a leverage test, or (ii) the reserve-adjusted LIBOR Rate plus a margin of 3.25%, subject to adjustment based on a leverage test.

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

   The Senior Credit Facilities, the Senior Notes and the Discount Debentures contain certain covenants that limit among other things, the ability of the Company and Holdings to: (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; (v) limit the level of capital expenditures, including acquisitions and (vi) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio.

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

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)


(C) The Equipment Note Payable consists of a promissory note with an interest rate of 8.54% payable in monthly installments through February 2008. These borrowings are collateralized by a security interest in the equipment purchased with the proceeds.

   The aggregate principal debt maturities of long-term debt for the next five fiscal years are as follows:

                              2002...... $  2,017
                              2003......    2,705
                              2004......  285,224
                              2005......    2,744
                              2006......  284,015
                              Thereafter  155,340
                                         --------
                                         $732,045
                                         ========

8.  Lease Commitments

   The following is a schedule of future minimum lease payments under the capital lease agreements together with the present value of the net minimum lease payments as of March 31, 2002:

                 Year ending December 31:
                 2002................................... $  634
                 2003...................................    785
                 2004...................................    934
                 2005...................................    240
                 2006...................................    240
                 Thereafter.............................    911
                                                         ------
                 Total minimum lease payments...........  3,744
                 Less amount representing interest......    625
                                                         ------
                 Present value of minimum lease payments  3,119
                 Less current portion...................    603
                                                         ------
                                                         $2,516
                                                         ======

   Included in rental equipment is cost and accumulated depreciation for those leased assets of approximately $3,727 and $717, respectively, at March 31, 2002 and $3,727 and $646, respectively at December 31, 2001.

9.  Contingencies

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

   The Company has received a proposed assessment from a state taxing authority in the amount of $2.4 million, including interest and penalties of $0.5 million and $0.2 million, respectively, as a result of a state sales and use tax audit. The Company has recorded a liability for this matter representing management's best estimate

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)

of the ultimate liability as management believes the assessment contains certain errors. Management is presently reviewing the assessment with the respective state taxing authority.

   On a joint and several basis with its Partner, the Company has guaranteed a capital lease obligation of AVS, a joint venture, in an amount equal to 75% of the remaining balance of the lease. Under the AVS joint venture agreement, the joint venture partner would reimburse any amounts paid by the Company in excess of its pro-rata share of the obligation. The remaining balance of the AVS capital lease obligation was $21,945 and $22,251 at March 31, 2002 and December 31, 2001, respectively.

10.  Subsidiary Guarantors

   All of the Company's subsidiaries are wholly owned and all of the outstanding debt under the Company's Senior Notes and Senior Credit Facility are guaranteed on a full, unconditional and joint and several basis by all of these subsidiaries (the "Guarantor Subsidiaries"). The following summarized financial information presents the financial position for the Company and Guarantor Subsidiaries as of March 31, 2002 and December 31, 2001 and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. Separate financial statements of the Guarantor Subsidiaries have not been presented because management believes they are not material to investors.

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)


   The following table summarizes the financial position, results of operations and cash flows for the Company and the Company's guarantor subsidiaries as of and for the three months ended March 31, 2002:

                                                                         March 31, 2002
                                                        -----------------------------------------------
                                                                     Other
                                                        Operating  Guarantor   Intercompany
                                                         Company  Subsidiaries Eliminations Consolidated
                                                        --------- ------------ ------------ ------------
                     BALANCE SHEET
Assets:
Total current assets................................... $ 80,309    $18,315      $(16,817)    $ 81,807
Investment in subsidiaries.............................   29,655         --       (29,655)          --
Rental equipment, net of accumulated depreciation......  475,769     11,066            --      486,835
Property and equipment, net of accumulated depreciation   56,187        743            --       56,930
Other assets...........................................  100,288         --            --      100,288
                                                        --------    -------      --------     --------
   Total assets                                         $742,208    $30,124      $(46,472)    $725,860
                                                        ========    =======      ========     ========
Liabilities and partners' capital (deficit):
Total current liabilities.............................. $ 56,031    $   469      $(16,817)    $ 39,683
Long term debt, less current portion...................  729,352         --            --      729,352
Other non-current liabilities..........................    6,355         --            --        6,355
                                                        --------    -------      --------     --------
   Total liabilities...................................  791,738        469       (16,817)     775,390
Partners' capital (deficit)............................  (49,530)    29,655       (29,655)     (49,530)
                                                        --------    -------      --------     --------
   Total liabilities and partners' capital (deficit)... $742,208    $30,124      $(46,472)    $725,860
                                                        ========    =======      ========     ========

               STATEMENTS OF OPERATIONS
Total revenues......................................... $ 88,989    $ 4,019      $     --     $ 93,008
                                                        --------    -------      --------     --------
Total cost of revenues.................................   66,697      1,821            --       68,518
Selling, general and administrative....................   19,685        358            --       20,043
                                                        --------    -------      --------     --------
Income from operations.................................    2,607      1,840            --        4,447
Interest expense and other (income) expense, net.......   12,668        (81)           --       12,587
                                                        --------    -------      --------     --------
Income(loss) before taxes..............................  (10,061)     1,921            --       (8,140)
Provision for state taxes..............................       --         --            --           --
                                                        --------    -------      --------     --------
Net income (loss)...................................... $(10,061)   $ 1,921      $     --     $ (8,140)
                                                        ========    =======      ========     ========

               STATEMENTS OF CASH FLOWS
Net cash (used in) provided by operating activities.... $ (6,121)   $ 2,544      $     --     $ (3,577)
                                                        --------    -------      --------     --------
Net cash provided by (used in) investing activities.... $  3,318    $(4,259)     $     --     $   (941)
                                                        --------    -------      --------     --------
Net cash used in financing activities.................. $(36,514)   $    --      $     --     $(36,514)
                                                        --------    -------      --------     --------

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)


   The following table summarizes the financial position for the Company and the Company's guarantor subsidiaries as of December 31, 2001, and results of operations and cash flows for the three months ended March 31, 2001.

                                                                      December 31, 2001
-                                                     -------------------------------------------------
                                                                       Other
                                                          Operating  Guarantor   Intercompany
                                                           Company  Subsidiaries Eliminations Consolidated
-                                                     -   --------- ------------ ------------ ------------
                   BALANCE SHEET
Assets:
Total current assets.................................     $121,739    $13,955      $(10,084)    $125,610
Investment in subsidiaries...........................       27,734         --       (27,734)          --
Rental equipment, net of accumulated depreciation....      485,244     13,261            --      498,505
Property and equipment, net of accumulated
  depreciation.......................................       58,238        936            --       59,174
Other assets.........................................      104,127         --            --      104,127
                                                      -   --------    -------      --------     --------
   Total assets......................................     $797,082    $28,152      $(37,818)    $787,416
                                                      =   ========    =======      ========     ========
Liabilities and partners' capital (deficit):
Total current liabilities............................     $ 66,000    $   418      $(10,084)    $ 56,334
Long term debt, less current portion.................      765,781         --            --      765,781
Other non-current liabilities........................        6,651         --            --        6,651
                                                      -   --------    -------      --------     --------
   Total liabilities.................................      838,432        418       (10,084)     828,766
Partners' capital (deficit)..........................      (41,350)    27,734       (27,734)     (41,350)
                                                      -   --------    -------      --------     --------
   Total liabilities and partners' capital (deficit).     $797,082    $28,152      $(37,818)    $787,416
                                                      =   ========    =======      ========     ========

                                                                        March 31, 2001
                                                      -------------------------------------------------
                                                                         (Unaudited)

              STATEMENT OF OPERATIONS
Total revenues.......................................     $106,547    $ 7,135                   $113,682
                                                      -   --------    -------      --------     --------
Total cost of revenues...............................       76,868      3,177                     80,045
Selling, general and administrative..................       20,949        576            --       21,525
                                                      -   --------    -------      --------     --------
Income from operations...............................        8,730      3,382            --       12,112
Interest expense and other (income) expense, net.........   18,501         --            --       18,501
                                                      -   --------    -------      --------     --------
Income (loss) before taxes...............................   (9,771)     3,382            --       (6,389)
Provision for state taxes............................           --         --            --           --
                                                      -   --------    -------      --------     --------
Net income (loss)....................................     $ (9,771)   $ 3,382      $     --     $ (6,389)
                                                      =   ========    =======      ========     ========

              STATEMENT OF CASH FLOWS
Net cash (used in) provided by operating activities...... $(13,794)   $ 1,344      $     --     $(12,450)
                                                      -   --------    -------      --------     --------
Net cash used in investing activities................     $(16,347)   $(2,093)     $     --     $(18,440)
                                                      -   --------    -------      --------     --------
Net cash provided by financing activities............     $ 20,541    $    --      $     --     $ 20,541
                                                      -   --------    -------      --------     --------

                          ANTHONY CRANE RENTAL, L.P.

                                (In thousands)


11.  Operating Segment Information

   The Company identifies and manages its business as two operating segments, equipment rentals and equipment sales.

   The equipment rentals segment is engaged in the rental of cranes and other heavy equipment primarily for industrial maintenance and construction to a variety of companies in the petrochemical, paper, steel, utility, power generation, telecommunication, mining and multiple other industries, throughout the United States. The equipment sales segment sells new and used equipment to commercial construction, industrial and residential users.

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

   The table below presents information about reported segments for the three months ended March 31, 2002 and 2001:

                                    Equipment Equipment
                                     Rentals    Sales    Total
                                    --------- --------- --------
                Three months ended,
                March 31, 2002:
                   Revenues........ $ 89,591   $3,417   $ 93,008
                   EBITDA.......... $ 20,903   $  188   $ 21,091

                March 31, 2001:
                   Revenues........ $103,972   $9,710   $113,682
                   EBITDA.......... $ 29,245   $ (165)  $ 29,080

   A reconciliation of total segment EBITDA to total consolidated loss before taxes for the three-month periods ended March 31, is as follows:

                                                      2002      2001
                                                    --------  --------
         Total EBITDA for reportable segments...... $ 21,091  $ 29,080
         Depreciation and amortization.............  (16,687)  (16,704)
         Interest..................................  (12,810)  (18,649)
         Net (loss) gain on sales of used equipment      180        97
         Other income (loss).......................       86      (213)
                                                    --------  --------
         Consolidated loss before taxes............ $ (8,140) $ (6,389)
                                                    ========  ========

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

   The Company records rental equipment capital expenditures at cost and depreciates rental equipment using the straight-line method over the estimated useful life of the asset, which ranges from 8 to 12.5 years, after giving effect to an estimated salvage value of 15% to 35% of cost.

   Selling, general and administrative expenses primarily include non-rental equipment depreciation and amortization, advertising and marketing expenses, management salaries, insurance costs and clerical and administrative overhead. Non-rental equipment depreciation and amortization includes depreciation expense associated with equipment that is not offered for rent, such as service vehicles, computers and office equipment and amortization expense associated with other intangible assets. As discussed further below, effective January 1, 2002, in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," the Company no longer amortizes goodwill. The Company's other intangible assets are principally customer lists, trade names and non-compete agreements.

   The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for doubtful accounts, the useful lives of rental equipment and property and equipment, the carrying value of long-lived assets, self-insurance reserves and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

   Useful Lives of Rental Equipment and Property and Equipment: The Company depreciates rental equipment and property and equipment over their estimated useful lives, after giving effect to an estimated salvage value of 15% to 35% of cost. The useful life of an asset is determined based on an estimate of the period the asset will generate revenues, and the salvage value is determined based on an estimate of the minimum value the Company could realize from the asset after such period. The Company maybe required to change these estimates based on changes in the industry or other circumstances. If these estimates change in the future, the Company maybe required to recognize increased or decreased depreciation expense for these assets.

   Impairment of Long-Lived Assets: The Company must periodically determine whether the fair value of long-lived assets, including rental equipment, property and equipment and intangibles is at least equal to the recorded value shown on the consolidated balance sheet. The Company must make estimates and assumptions in evaluating the fair value of long-lived assets. The Company maybe required to change these estimates and assumptions based on changes in the crane rental industry or other circumstances. If these estimates change in the future, the Company maybe required to record an impairment charge.

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

Change in Accounting Treatment for Goodwill and Other Intangible Assets

   Effective January 1, 2002, the Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," (SFAS No. 142) for existing goodwill and other intangible assets. SFAS No. 142 eliminates the amortization of goodwill as well as intangible assets with indefinite useful lives, and requires annual testing for impairment. For purposes of goodwill impairment testing, SFAS No. 142 requires the assignment of assets and liabilities, including goodwill, to reporting units. Once this has been completed, goodwill is tested for impairment utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each of its reporting units and compare this to the carrying value, including goodwill, of each reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized. However, a carrying value that exceeds its fair value may be an indication of impaired goodwill. The amount, if any, of the impairment would then be measured and an impairment loss would be recognized. Any impairment of goodwill resulting from the adoption of this standard will be recognized as a cumulative effect of a change in accounting principle effective January 1, 2002. The Company is presently in the process of evaluating the fair value of its reporting units. Any impairment charges to goodwill as a result of adopting this statement will be recorded in the second quarter of fiscal year 2002. For additional information, refer to Note 6 to the Unaudited Condensed Consolidated Financial Statements.

Results of Operations

  Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

   Equipment Rental Revenues: Revenues from equipment rentals decreased $14.4 million, or 13.8%, to $89.6 million for the quarter ended March 31, 2002, as compared to $104.0 million for the same period in the prior year. This decrease, consistent with management expectations, is primarily the result of delays in large projects, especially in the petrochemical industry, as a result of the continuing economic slowdown.

   Equipment Sales: Revenues from equipment sales decreased $6.3 million, or 64.8%, to $3.4 million for the quarter ended March 31, 2002, as compared to $9.7 million for the same period in the prior year. This decrease is primarily due to the continued decrease in sales volume for both new and used equipment sold as part of the Company's fleet management program, as well as softer pricing.

   Total Revenues: Based on the foregoing, total revenues decreased $20.7 million, or 18.2%, to $93.0 million for the quarter ended March 31, 2002, as compared to $113.7 million for the same period in the prior year.

   Gross Profit: Gross profit from equipment rentals decreased $8.9 million, or 26.9%, to $24.1 million for the quarter ended March 31, 2002, as compared to $33.0 million for the same period in the prior year. As a percent of equipment rental revenues, gross profit from equipment rentals decreased to 26.9% for the quarter ended March 31, 2002, as compared to 31.7% for the same period in the prior year. This decrease in gross profit margins principally reflected the following factors. First, the Company experienced increased operating costs, including employee benefit costs and union benefits, repair and maintenance costs and other direct operating costs, as well as higher depreciation expense on rental equipment. At the same time, decreases in equipment utilization and soft industrial markets further resulted in the decreased gross margin. The decrease in gross profit margin was reduced in part by the effects of the implementation of the Company's restructuring program, aimed at reducing unbilled labor and direct operating costs.

   Gross profit from equipment sales decreased $.3 million, or 41.5% to $.4 million for the quarter ended March 31, 2002, as compared to $.6 million for the same period in the prior year. As a percent of equipment sales revenues, gross profit from equipment sales increased to 10.8% for the quarter ended March 31, 2002, as compared to 6.5% for the same period in the prior year. This increase is primarily due to the fact that the margins generated on the equipment sold during the quarter ended March 31, 2001 were lower as a result of the age and type of equipment being sold under the Company's fleet management program, as well as market conditions. While market conditions continue to be less than optimal, margins generated on the sales completed in the quarter ended March 31, 2002 have improved.

   Based on the foregoing, total gross profit decreased $9.1 million, or 27.2%, to $24.5 million for the quarter ended March 31, 2002, as compared to $33.6 million for the same period in the prior year.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased $1.5 million, or 6.9%, to $20.0 million for the quarter ended March 31, 2002, as compared to $21.5 million for the same period in the prior year. This decrease is primarily the result of a decrease in employee-related salary and benefit costs and travel costs as a result of various cost savings initiatives implemented by management in late 2001. Additionally, the decrease is due to a reduction in amortization expense as a result of the Company's adoption of SFAS No. 142, whereby goodwill is no longer amortized. These reductions in selling, general and administrative expenses were partially offset by an increase in insurance expense as a continuing result of the tightening of the insurance markets during the second half of 2001. As a percent of total revenues, selling, general and administrative expenses increased to 21.6% for the quarter ended March 31, 2002, as compared to 19.0% for the same period in the prior year, and 21.9% for all of 2001.

   Earnings Before Interest, Taxes, Depreciation and Amortization: EBITDA (as defined to exclude net gains or losses on sales of used equipment) decreased $8.0 million, or 27.5%, to $21.0 million for the quarter ended March 31, 2002, as compared to $29.1 million for the same period in the prior year. EBITDA from equipment rentals (as further defined to exclude gains on the sale of new equipment) decreased $8.3 million, or 28.5%, to $20.9 million for the quarter ended March 31, 2002, as compared to $29.2 million for the same period in the prior year. As a percent of rental revenues, EBITDA from rental operations decreased to 23.5% for the quarter ended March 31, 2002 as compared to 28.0% for the same period in the prior year. This decrease is due to the factors discussed above.

   Interest Expense: Interest expense decreased $5.8 million, or 31.1%, to $12.8 million for the quarter ended March 31, 2002, as compared to $18.6 million for the same period in the prior year. This decrease reflects the effect of the decreasing interest rates on the Company's variable-rate debt. Additionally, the amount of borrowings outstanding at March 31, 2002, under the variable-rate facilities has decreased from the balance outstanding at March 31, 2001.

   Other (Income) Expense: Other income of $0.2 million for the three months ended March 31, 2002 includes the equity earnings of the AVS joint venture of $0.1 million and interest income of $0.1 million. For the three months ended March 31, 2001, other income of $0.1 million includes the equity earnings of the AVS joint venture of $0.3 million, partially offset by the net loss on the disposal of non-rental equipment of $0.2 million.

   Net Loss: Net loss increased $1.7 million, or 27.4%, to $8.1 million for the quarter ended March 31, 2002, as compared to $6.4 million for the same period in the prior year, as a result of the factors discussed above.

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

   As noted in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001, the Company is highly leveraged and faces significant future debt service requirements. Additionally, the Company did not expect to be in compliance with the financial covenants under the Senior Credit Facilities during fiscal year 2002. On June 17, 2002, the Company obtained an amendment and modification to the Senior Credit Facilities effective as of March 31, 2002 ("The Second Amended and Restated Senior Credit Facilities") to restructure several provisions of the agreement, including the financial covenants. Management has also implemented a financial restructuring program ("the Restructuring Program"), which included the amendment and modification to the Senior Credit Facilities, the receipt of $8.0 million from the issuance of a paid-in-kind Third Priority Term Loan to Bain Capital during the second quarter of 2002 and a plan to reduce both direct and indirect costs combined with a reduction in the level of capital expenditures.

   The more significant provisions of the amendment include a reduction in the maximum amount available under the revolving credit facility from $425 million to $300 million, and an increase in the applicable interest rate margins by 100 basis points. The amendment allowed for a modification of the existing financial covenants and a new covenant restricting the level of capital expenditures in 2002, and a more restrictive set of negative covenants, including tighter limitations on the incursion of indebtedness, contingent obligations and liens, making investments or restricted payments and the consummation of acquisitions and asset sales. Under the Second Amended and Restated Senior Credit Facilities, all existing and potential events of default, including violations of affirmative covenants, have been waived without prejudice to any rights or remedies that were available. In addition, for the period from October 1, 2002 through January 30, 2003 and from October 1, 2003 through January 30, 2004, the Company will be required to maintain a minimum level of availability under the revolving credit facility. Additionally, the Second Amended and Restated Senior Credit Facilities require that the Company, within specified time frames, reduce the borrowings under the Revolving Credit Facility by remitting funds received from asset sales, insurance proceeds, the issuance of debt or equity securities and any cash and cash equivalents in excess of a specified limit. The Second Amended and Restated Senior Credit Facilities allow for certain remedies, including the acceleration of the maturities of outstanding amounts, upon the occurrence of a material adverse change, as defined therein. By definition in the Second Amended and Restated Senior Credit Facilities, there exists some subjectivity in determining what constitutes a material adverse change. The Company considers the potential of such a change to be unlikely. However, if a material adverse change were to occur, the Company may be required to restructure or refinance the Second Amended and Restated Credit Facilities.

  Sources and Uses of Cash

   Net cash used in operating activities for the quarter ended March 31, 2002 decreased by $8.8 million to $3.6 million from a use of cash of $12.4 million for the quarter ended March 31, 2001. This decrease was primarily the result of a decrease in accounts receivable and an increase in accounts payable and accrued liabilities.

   During the quarters ended March 31, 2002 and 2001, the Company's principal use of cash for investing activities was for capital expenditures, including expenditures for rental equipment. Total capital expenditures for these periods were $4.8 million and $24.0 million, respectively. Included in these totals were expenditures for rental equipment totaling $4.5 million and $22.1 million, respectively. Proceeds from the sale of assets totaled $3.0 million and $6.2 million for the three months ended March 31, 2002 and 2001, respectively. During the quarter ended March 31, 2002, the Company received $1.4 million as a return of capital from the AVS joint venture.

   Net cash used in financing activities during the quarter ended March 31, 2002 was $36.5 million, compared to cash provided by financing activities of $20.5 million for the quarter ended March 31, 2001. The increase in net cash used in financing activities was due to net payments on the debt outstanding.

  Dependence on Working Capital and Credit Facilities

   The Company intends to fund its working capital, capital expenditures and debt service requirements through cash flows generated from operations and borrowings under the Senior Credit Facilities. A decrease in the demand for the services provided by the Company, further softening of prices or increased operating costs which the Company is not fully able to pass on to its customers could negatively impact the amount of operating cash flow available to the Company. In 2002, the Company expects its debt service payments to be approximately $55 million. Under the Second Amended and Restated Senior Credit Facilities, the Company is subject to certain restrictions with respect to gross capital expenditures, including acquisitions, and net capital expenditures. Net capital expenditures are defined as gross capital expenditures less proceeds received from sale of equipment. Prior to the amendment, the Senior Credit Facilities consisted of a $425.0 million non-amortizing revolving Credit Facility of which a net amount of $282.5 million and $318.2 million was drawn at March 31, 2002 and December 31, 2001, respectively, a $50.0 million non-amortizing Term Loan and a $250.0 million First Priority Term Loan. Amounts under the Revolving Credit Facility are available on a revolving basis during the period commencing on July 22, 1998 (the date of the closing) and ending on the sixth anniversary of the closing. On June 17, 2002, the Revolving Credit Facility was amended effective March 31, 2002 to reduce the availability under the facility to $300.0 million. As of June 30, 2002, the Company had total liquidity of $30.2 million, comprised of availability under the Second Amended and Restated Senior Credit Facilities of $23.4 million, and cash totaling $6.8 million.

   As a result of the annual adjustment provisions to the borrowing base under the Senior Credit Facilities, management expects the borrowing base availability to be reduced by $30.0 million to $37.0 million in January 2003. Additionally, in February 2003, the Company will be required to make a regularly scheduled semi-annual interest payment of approximately $8.0 million on the Senior Notes. These events will reduce the capital resources available to the Company in future periods. Although the Restructuring Program is in the early phases, management believes that it will provide the necessary improvements in operating results and operating cash flow to fund the 2002 and future debt service payments. However, there can be no assurance that either the anticipated results of the Restructuring Program or economic conditions contemplated in management's 2002 operating budget will be achieved or maintained, which could adversely affect the Company's ability to meet its restrictive financial covenants, as well as fund 2002 and future debt service obligations.

  Information Concerning the Company's Debt and Senior Credit Facilities

   The Senior Credit Facilities, the Senior Notes and the Discount Debentures contain certain covenants that limit, among other things, the ability of the Company and Holdings to: (i) make distributions, redeem partnership interests or make certain other restricted payments or investments other than distributions to pay taxes; (ii) incur additional indebtedness or issue preferred equity interests; (iii) merge, consolidate or sell all or substantially all of its assets; (iv) create liens on assets; (v) limit the level of capital expenditures, including acquisitions, and (vi) enter into certain transactions with affiliates or related persons. In addition, the Senior Credit Facilities require the Company to maintain specific financial ratios and tests, among other obligations, including a minimum interest coverage ratio. The Company was in full compliance with the financial covenants contained in the Second Amended and Restated Senior Credit Facilities at March 31, 2002 and believes it will be in compliance throughout 2002. If the Company were not in compliance with these covenants and were unable to remedy the violation through an amendment, waiver or other means, the Company's business, financial condition and results of operations could be materially adversely affected.

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

Forward Looking Statements

   This report may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbor created thereby. These statements are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that such statements will prove to be accurate. Factors that could affect actual future results include the developments relating to the state and local sales and use tax audit and other claims related to investigations or lawsuits. Such factors also include the possibility that increased demand or prices for the Company's services may not occur or continue, changing economic and competitive conditions, technological and other risks, changing governmental regulations (including environmental rules and regulations) and other risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

   The Company has received a proposed assessment from a state taxing authority in the amount of $2.4 million, including interest and penalties of $0.5 million and $0.2 million, respectively, as a result of a state sales and use tax audit. The Company has recorded a liability for this matter representing management's best estimate of the ultimate liability as management believes the assessment contains certain errors. Management is presently reviewing the assessment with the respective state taxing authority.

ITEM 6.  Exhibits and Reports on Form 8-K

A. INDEX TO EXHIBITS

    None

B. REPORTS ON FORM 8-K

    None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsburgh, State of Pennsylvania, on July 17, 2002.

                                          ANTHONY CRANE RENTAL, L.P.

                                          By:  /s/  JEFFREY J. FENTON
                                            -----------------------------------
                                                     Jeffrey J. Fenton
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on July 17, 2002.

                                          By:  /s/  BLAKE W. HARBAUGH
                                            -----------------------------------
                                                     Blake W. Harbaugh
                                                 Vice President of Finance